Form 10-Q
period 2018-09-30
Perth Mint Physical Gold ETF
filed 2018-11-09
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from________ to ________

Commission file number: 001-38620

PERTH MINT PHYSICAL GOLD ETF
SPONSORED BY gold corporation AND Exchange Traded Concepts, LLC

(Exact Name of Registrant as Specified in Its Charter)

New York	61-1848163
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Exchange Traded Concepts, LLC

2 Hanson Place
Brooklyn, New York 11217
(Address of Principal Executive Offices)

(718) 315-5013

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2018, Perth Mint Physical Gold ETF had 5,400,000 shares outstanding.

Perth Mint Physical Gold ETF

PART I—FINANCIAL INFORMATION

Perth Mint Physical Gold ETF

Table of Contents

Part 1.        FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Perth Mint Physical Gold ETF

Statement of Assets and Liabilities

September 30, 2018*
(unaudited)
Assets
Investment in gold bullion (cost $51,509,976)	$51,045,366
Total assets	51,045,366

Liabilities
Custodial Sponsor fee payable	5,437
Total liabilities	5,437

Net assets	$51,039,929

Shares issued and outstanding (unlimited number of shares authorized, no par value)	4,300,000
Net asset value per share	$11.87

* No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statement of Operations

For the period July 26, 2018 (commencement of operations) to September 30, 2018*
(unaudited)

Expenses
Custodial Sponsor fee	$(6,037)
Total Expenses	(6,037)
Net investment loss	(6,037)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	(13)
Change in unrealized appreciation/depreciation on investment in gold bullion	(464,610)
Net realized and unrealized gain (loss) from operations	(464,623)

Net Decrease in Net Assets resulting from operations	$(470,660)
Net increase (decrease) in net assets per share	$(0.31)
Weighted average number of shares (in 000s)	1,566

* No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statement of Changes in Net Assets

For the period July 26, 2018 (commencement of operations) to September 30, 2018*
(unaudited)

Net Assets - beginning of period(1)	$1,228,250
Creations	50,282,339
Net investment loss	(6,037)
Net realized gain (loss) from gold bullion transferred to pay expenses	(13)
Change in unrealized appreciation/depreciation on investment in gold bullion	(464,610)
Net Assets - end of period	$51,039,929

* No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

(1) The amount represents the initial deposit.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

	For the period July 26, 2018 (commencement of operations) to September 30, 2018*
	(unaudited)

Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period(1)	$12.28

Net investment loss (a)	(0.00	)(b)
Net realized and unrealized gain (loss) on investment in gold bullion	(0.41)
Change in net assets from operations	(0.41)
Net asset value per share, end of period	$11.87

Total return, at net asset value (c)	(3.37)%
Net assets ($000s)	$51,040

Ratio to average net assets (d)
Net investment loss	(0.18)%
Total expenses	(0.18)%

* No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

(1)    The amount represents the initial deposit.

(a)    Calculated using average shares outstanding.

(b)   Amount is less than $0.005 per share.

(c)    Not Annualized.

(d)   Annualized.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Schedule of Investments

September 30, 2018(*) (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Gold bullion	42,994.6	$51,509,976	$51,045,366	100.00%
Total Investments		$51,509,976	$51,045,366	100.00%
Liabilities in excess of other assets			(5,437)	0.00	%(a)
Net Assets			$51,039,929	100.00%

(*) No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

(a) Amount is less than 0.005%.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Notes to Unaudited Financial Statements

1. ORGANIZATION

Perth Mint Physical Gold ETF (the “Trust”) is an investment trust formed on July 26, 2018 under New York law pursuant to a Depository Trust Agreement (the “Trust Agreement”). The Trust issues Perth Mint Physical Gold ETF Shares (the “shares”), which represent units of fractional undivided beneficial interest in the Trust. Gold Corporation (the “Custodial Sponsor”) and Exchange Traded Concepts, LLC (the “Administrative Sponsor” and, together with Custodial Sponsor, the “Sponsors”) are the sponsors of the Trust. The Custodial Sponsor has agreed to assume the payment of expenses incurred by the Trust, subject to a Fee Cap, except for certain expenses such as litigation expenses, taxes and other governmental charges, and extraordinary expenses. In addition, the Custodial Sponsor may perform assaying of gold and other services relating to the safe custody of gold held by the Trust, as necessary. Apart from its service as Custodial Sponsor, and pursuant to separate custodial agreements with the Trustee (defined below), Gold Corporation is responsible for holding the Trust’s gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Administrative Sponsor generally oversees the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, and is responsible for preparing or causing to be prepared financial statements and certain periodic reports for the Trust, among other things. The Trustee is responsible for the day-to-day administration of the Trust.

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the “Act”). Under section 22 of the Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor under the Act (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the “Government Guarantee”). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

Physical gold that the Trust holds includes London Bars (as defined in the Trust Agreement) and other gold products having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars). The Trust issues shares in blocks of 50,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and safely stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV”) to and from Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee. Investors may request to take delivery of physical gold in exchange for their shares, at their option, by submitting their shares to the Custodial Sponsor in exchange for physical gold.

Virtu Financial BD LLC is the initial Authorized Participant and has contributed 1,000 ounces of gold in exchange for 100,000 shares on July 24, 2018. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,228.35. The price of an ounce of gold was determined consistent with the method described in Note 2.2. The Trust commenced operations on July 26, 2018.

The primary objective of the Trust is to provide investors with an opportunity to invest in gold through the shares the Trust issues, referred to as Perth Mint Physical Gold ETF Shares, and have the gold securely stored by the Custodial Sponsor. An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively-managed. The shares trade on the NYSE Arca under the symbol “AAAU.”

The Trust’s fiscal year-end is December 31.

The statement of assets and liabilities and schedule of investment at September 30, 2018 and the statements of operations and of changes in net assets for the period ended September 30, 2018 have been prepared on behalf of the Trust without audit. In the opinion of management of the Administrative Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2018 have been made.

2. SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Administrative Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The following is a summary of significant accounting policies followed by the Trust.

2.1. Basis of Presentation

The Administrative Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by the Custodial Sponsor, as custodian on behalf of the Trust, at Gold Corporation’s vaulting facilities, generally in Perth Australia, or such other locations where the Custodial Sponsor may maintain vaulting facilities from time to time. Gold is initially and subsequently recognized at its fair value, based on the London Bullion Market Association (“LBMA”) PM Gold Price.

The LBMA PM Gold Price is set at 15:00 London time via an auction independently operated and administered by ICE Benchmark Administration (IBA). The price is set in US dollars per fine troy ounces.

On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 PM, New York time, the Trustee will value the gold held by the Trust and will determine the Net Asset Value of the Trust. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) and cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. All gold is valued based on its fine ounce content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 fine ounces of unallocated gold the Trust may hold is calculated by multiplying the number of fine ounces with the price of gold determined by the Trustee as follows: the Trustee values the gold held by the Trust based on the LBMA PM Gold Price, or the LBMA AM Gold Price, if such day’s LBMA PM Gold Price is not available. If no LBMA Gold Price is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price. If the Custodial Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Custodial Sponsor may instruct the Trustee to use a different publicly available price that the Custodial Sponsor determines to fairly represent the commercial value of the Trust’s gold. Neither the Trustee nor the Sponsors are liable to any Person for the determination that the most recently announced LBMA Gold Price PM (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith. Once the value of gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees, expenses and other liabilities of the Trust from the total value of gold and any other assets of the Trust (other than any amounts credited to the Trust’s reserve account), including cash, if any. The resulting figure is the Net Asset Value of the Trust. The Trustee will also determine the Net Asset Value per share by dividing the Net Asset Value of the Trust by the number of shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any shares deemed created or redeemed on such evaluation day).

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2: Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3: Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trustee categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy. There were no transfers between Level 1 and other Levels for the period ended September 30, 2018.

2.3. Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Custodial Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Custodial Sponsor Fee”). The Custodial Sponsor Fee is accrued in and payable in gold. The Custodial Sponsor Fee is subsequently measured at the fair value of gold accrued with any gain or loss recorded in the Income Statement. Realized gains and losses result from the transfer of gold for share redemptions and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.4. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

2.5. Creations and Redemptions of Shares

The Trust issues and redeems shares in one or more blocks of 50,000 shares (a block of 50,000 shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined fine ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Orders to create or redeem Baskets may be placed only by Authorized Participants. An Authorized Participant must: (1) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution, which, but for an exclusion from registration, would be required to register as a broker-dealer to engage in securities transactions, (2) be a participant in DTC, and (3) have an agreement with Gold Corporation, as the Trust’s custodian, or a LBMA gold clearing bank approved by Gold Corporation establishing an account or have an existing account meeting certain standards. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Administrative Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Administrative Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to affect any sale or resale of shares.

Changes in the shares during the period ended September 30, 2018 are:

Opening balance	100,000
Creations	4,200,000
Redemptions	—
Balance at September 30, 2018	4,300,000

2.6. Organizational Costs

The costs of the Trust’s organization are borne directly by the Custodial Sponsor. The Trust is not obligated to reimburse the Custodial Sponsor for these costs.

2.7. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. There are no open tax years at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the period ended September 30, 2018:

	Amount in ounces	Amount in US$
Opening balance	1,000.0	$1,228,250
Creations	41,995.1	50,282,339
Redemptions	—	—
Transfers of gold to pay expenses	(0.5)	(613)
Change in unrealized appreciation/depreciation on investment in gold bullion	—	(464,610)
Balance at September 30, 2018	42,994.6	$51,045,366

4. RELATED PARTIES – CUSTODIAL SPONSOR, ADMINISTRATIVE SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

A fee is paid to the Custodial Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Custodial Sponsor’s fee, the Custodial Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any (the “Fee Cap”): the Administrative Sponsor’s fee; fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket expenses; the Custodian’s fees and expenses specified in the Custody Agreement that are assumed by the Custodial Sponsor (if any); ordinary bar allocation fees that are charged to the Custodian in connection with the Custodian’s acquisition of sufficient Physical Gold for allocation to the Trust Allocated Metal Account in connection with a Purchase Order; ordinary or customary insurance costs and transportation fees; allocation costs associated with the allocation and de-allocation of gold to and from the Trust; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations. The Custodial Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust; taxes and other governmental charges; indemnification of the Trustee or the Administrative Sponsor pursuant to the Trust Agreement; any expenses that are in excess of the Fee Cap; extraordinary expenses incurred on behalf of the Trust; and otherwise as set forth in the Trust Agreement. The Custodial Sponsor’s fee is payable at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued in gold on a daily basis computed on the prior business day’s Net Asset Value and paid in gold monthly in arrears.

From time to time, the Custodial Sponsor may waive all or a portion of the Custodial Sponsor Fee at its discretion. The Custodial Sponsor is under no obligation to continue a waiver after the end of a stated period, and, if such waiver is not continued, the Custodial Sponsor Fee will thereafter be paid in full. Presently, the Custodial Sponsor does not intend to waive any of its fees.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Trust shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Investors may exchange their shares for gold by delivering their shares to Gold Corporation. The procedures for exchanging shares for gold are set forth in the Trust’s prospectus. Gold Corporation may decline to approve an investor’s application for an exchange of shares for gold for any reason, in its sole discretion. Further, Gold Corporation may suspend or reject the exchange of shares for gold during any period while regular trading on the NYSE Arca is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or for such other period as Gold Corporation may deem necessary or advisable including due to the inability to transport gold or the lack of liquidity in the market. The delivery of gold in exchange for shares shall be suspended in the event Gold Corporation resigns as the Custodial Sponsor or if Gold Corporation is otherwise unable or unwilling to accept applications from investors to take delivery of gold.

5. CONCENTRATION OF RISK

The Trust’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsors expect the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

6. INDEMNIFICATION

The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders agents and affiliates (as defined under the Securities Act) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee’s indemnification obligations under these agreements), or otherwise by reason of the Trustee’s acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of this Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of the sentence preceding the prior sentence applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.

Each Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by such Sponsor in furtherance of the administration of the Trust (including Authorized Participant Agreements to which the Administrative Sponsor is a party, including the Administrative Sponsor’s indemnification obligations thereunder) or any actions taken in accordance with the provisions of the Trust Agreement, to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement, or any such other agreement or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement, or any such other agreement. Each Sponsor (in the case of the Custodial Sponsor, in its capacity as Custodial Sponsor) and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of this paragraph applied.

In addition, the Trustee or a Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Trustee or such Sponsor, as the case may be, shall be entitled to reimbursement by the Trust. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, plans, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “outlook,” “estimate,” “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Except as required by the federal securities laws, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

Organization and Trust Overview

Perth Mint Physical Gold ETF (the “Trust”) was formed pursuant to the Depository Trust Agreement (the “Trust Agreement”) on July 26, 2018 under New York State law. The Trust issues Perth Mint Physical Gold ETF Shares (the “shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares, and have the gold securely stored by Gold Corporation (the “Custodial Sponsor”). An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed. The Custodial Sponsor and Exchange Traded Concepts, LLC (the “Administrative Sponsor” and, together with Custodial Sponsor, the “Sponsors”) are the Trust’s sponsors. Gold Corporation also serves as the custodian of the Trust’s gold bullion. References to the “Custodian” throughout this Form 10-Q refer to Gold Corporation in its capacity as Custodian of the Trust’s gold bullion instead of its capacity as Custodial Sponsor. The Bank of New York Mellon is the trustee of the Trust (the “Trustee”).

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the “Act”). Under section 22 of the Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor under the Act (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the “Government Guarantee”). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

Physical gold that the Trust holds includes London Bars (as defined in the Trust Agreement) and other gold products having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars). The Trust issues shares in blocks of 50,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and safely stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV”) to and from Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee. Investors may request to take delivery of physical gold in exchange for their shares, at their option, by submitting their shares to the Custodial Sponsor in exchange for physical gold.

The Trust’s shares trade on the NYSE Arca Marketplace (the “NYSE Arca”) under the symbol “AAAU.” The market price of the shares may be different from the NAV per share.

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the NAV of the Trust on each day that the NYSE Arca is open for regular trading, as promptly as practical after 4:00 PM New York time. The NAV of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) and cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the afternoon London gold price per troy ounce of gold for delivery in London through a member of the London Bullion Market Association (“LBMA”) authorized to effect such delivery, as calculated and administered by independent service provider(s) and published by the LBMA on its website or by its successor that publicly displays prices (the “LBMA PM Gold Price”), or, if such day’s afternoon price is not available, the morning LBMA Gold Price (the “LBMA AM Gold Price”). If no LBMA Gold Price is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price. If the Custodial Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Custodial Sponsor may instruct the Trustee to use a different publicly available price, which the Custodial Sponsor determines to fairly represent the commercial value of the Trust’s gold.

Results of Operations

The Period Ended September 30, 2018

The Trust commenced operations on July 26, 2018, and in the period from then to September 30, 2018, 4,200,000 shares (84 Baskets) were created in exchange for 41,995.1 ounces of gold, and 0.5 ounces of gold were sold to pay expenses. The Trust’s NAV ended the period at $11.87, primarily as a result of inflows following the Trust’s launch in July.

At September 30, 2018, the Custodial Sponsor held 42,994.6 ounces of gold on behalf of the Trust in its vault, 99.35% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $51,045,366 (cost: $51,509,976) based on the LBMA PM Gold Price on September 30, 2018. “Good Delivery” is a list of specifications a bar or ingot must meet to trade on the London gold markets, as set forth by the LBMA.

The change in net assets from operations for the period ended September 30, 2018 was $(470,660), resulting from the Custodial Sponsor Fee (as defined below) of $(6,037), a net realized gain of $0 on gold distributed for the redemption of shares, a net realized gain on gold transferred to pay expenses of $(13), and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(464,610). Other than the Custodial Sponsor Fee, the Trust had no expenses during the period ended September 30, 2018.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Custodial Sponsor Fee, the Custodial Sponsor has agreed to assume and be responsible for the payment of most of the expenses incurred by the Trust, up to a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% of the average total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any. As such, the only ordinary expense of the Trust during the period covered by this report was the Custodial Sponsor Fee. The Custodial Sponsor Fee accrues daily based on the prior business day’s NAV and is payable in gold.

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At September 30, 2018, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Investors should be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the first date the Trust’s shares began trading on the NYSE Arca) to September 30, 2018.

Daily gold price – July 26, 2018 to September 30, 2018

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for the periods from July 26, 2018 through September 30, 2018, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 26, 2018 to September 30, 2018	$1,202.04	$1,228.75	July 26, 2018	$1,178.40	Aug. 17, 2018	$1,187.25	Sept. 28, 2018

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Trust is a passive investment vehicle. It is not actively managed. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares, and have the gold securely stored by the Custodial Sponsor. Accordingly, fluctuations in the price of gold will affect the value of the Trust’s shares.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Administrative Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Administrative Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to Audit Committee of the Administrative Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal period that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Trust is not aware of any existing or pending legal proceedings against it, nor is it involved as a plaintiff in any proceeding or pending litigation.

Item 1A.	Risk Factors

You should carefully consider the factors discussed below, which could materially affect our business, financial condition and future results.

The Value of Your Shares is Directly Related to the Price of Gold

The value of your shares fluctuates based upon the price of the gold held by the Trust. Fluctuations in the price of gold could materially adversely affect your investment in the shares. This creates the potential for losses, regardless of the period of time that you hold the shares.

The shares are intended to track the performance of the price of gold. The value of the shares relates directly to the value of the gold owned by the Trust. Therefore, the value of the shares will fluctuate with the price of gold. The Trust does not actively manage the gold it holds and does not use any hedging techniques to attempt to reduce the risk of losses resulting from price decreases. The price of gold has fluctuated widely over the past several years. This exposes your investment in shares to potential losses. Several factors may affect the price of gold and, as a result, the value of the shares, including:

●	Global supply and demand, which is influenced by factors including: (1) forward selling by gold producers; (2) purchases made by gold producers to unwind gold hedge positions; (3) central bank purchases and sales; (4) production and cost levels in major gold-producing countries; and (5) new production projects;

●	Investors’ expectations regarding future inflation rates;

●	Currency exchange rate volatility;

●	Interest rate volatility; and

●	Political, economic, global or regional incidents.

There is no assurance that gold will maintain its long-term value in terms of U.S. dollar value in the future. In the event that the price of gold declines, the value of an investment in the shares is expected to decline proportionately.

There is No Guarantee that the High Trading Price of Gold Will Be Sustained

The international gold market has experienced historically high trading prices in recent years. Because there can be no assurance that this historically high trading price of gold will be sustained, there could be significant decreases in the value of net assets and the NAV of the Trust.

Prices in the international gold market have reached historically high levels in recent years. The price of gold going forward and, in turn, the future value of net assets of the Trust, may be dependent upon factors that include global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility. An adverse development with regard to one or more of these, or other factors may lead to a decrease in gold bullion currency trading prices. In addition, the possibility of large scale distress sales of gold in times of financial crisis may negatively affect the price of gold. A decline in prices of gold would decrease the value of net assets and the NAV of the Trust.

Sales of Gold in the Market Could Adversely Affect the Shares

Substantial sales of gold by central banks, governmental agencies or multi-lateral institutions could adversely affect an investment in the shares.

Central banks, other governmental agencies and multi-lateral institutions buy, sell and hold gold as part of their reserve assets. This market sector holds a significant amount of gold, some of which is static, meaning that it is held in vaults and is not bought, sold, leased or swapped or otherwise available in the open market. Several central banks and multi-lateral institutions have sold portions of their gold reserves in recent years, with the result being that this sector, taken as a whole, has been a net supplier of gold to the open market. In the event that future economic, political or social conditions or pressures require members of this sector to liquidate their gold assets all at once or in an uncoordinated manner, the demand for gold may not be sufficient to accommodate the sudden increase in the supply of gold to the market. Consequently, the price of gold may decline, which may adversely affect an investment in the shares.

An Investment in the Trust may be More Volatile than an Investment in a Diversified Portfolio

Because the Trust invests only in gold, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio.

The Trust invests only in gold. As a result, the Trust’s holdings are not diversified. Accordingly, the Trust’s NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. The price of gold can be volatile because gold is comparatively less liquid than other commodities. Fluctuations in the price of gold are expected to have a direct impact on the value of the shares.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Trust. Investors should review closely the objectives and strategy and redemption provisions of the Trust, as discussed herein and in the Trust’s prospectus, and familiarize themselves with the risks associated with an investment in the Trust.

The Shares May Trade at a Discount or a Premium

Trust shares may trade at NAV or at a price that is above or below NAV. Any discount or premium in the trading price relative to the NAV per share may widen as a result of the different trading hours of the NYSE Arca and other exchanges.

Trust shares may trade at, above or below the NAV per share. The NAV per share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the shares will fluctuate with changes in the NAV per share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by non-concurrent trading hours between the NYSE Arca and major gold markets. While the shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the shares may widen.

There May Not be an Active Trading Market for the Shares

The lack of an active trading market for the shares may result in losses on your investment at the time of disposition of your shares.

Although the shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for the shares will be maintained. If an active public market for the shares does not continue, the market prices and liquidity of the shares may be adversely affected. If you need to sell your shares at a time when no active market for them exists, the absence of an active market will most likely adversely affect the price you receive for your shares (assuming you are able to sell them).

The Trust May Suspend Redemptions of Baskets by Authorized Participants, Which Could Affect the Market Price of the Shares

There may be situations where the Trust suspends redemptions of Baskets by Authorized Participants. To the extent the value of gold declines, these delays may result in a decrease in the value of the gold received upon redemption by an Authorized Participant, as well as a reduction in liquidity for all investors in the secondary market.

Although shares are redeemable by Authorized Participants in exchange for the underlying amount of gold, redemptions by Authorized Participants may be suspended during any period while regular trading on the NYSE Arca is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or for such other period as the Sponsors determine to be necessary for protection of registered owners of shares. If any of these events occur at the time of a redemption by an Authorized Participant, and the price of gold decreases before the redemption occurs, an Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its shares, had the redemption taken place when it was originally intended to occur. As a consequence, Authorized Participants may reduce their trading in shares during periods of suspension, decreasing the number of potential buyers of shares in the secondary market and the price an investor may receive upon sale.

Gold Corporation May Suspend or Reject the Exchange of Shares for Physical Gold, Which Could Affect the Market Price of the Shares

There may be situations where Gold Corporation suspends or rejects the exchange of shares for physical gold. To the extent the value of gold declines, these delays may result in a decrease in the value of the physical gold received by an investor, as well as a reduction in liquidity for all investors in the secondary market.

The exchange of shares for physical gold may be suspended or rejected by Gold Corporation during any period while regular trading on the NYSE Arca is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or for such other period as Gold Corporation may deem necessary or advisable including due to the inability to transport gold or the lack of liquidity in the market. In addition, Gold Corporation will reject the delivery of shares by an investor (1) if the number of shares delivered does not correspond to the number of shares specified in the application provided to the investor based upon its discussion with Gold Corporation or are not delivered on the designated share submission day, or (2) if the delivered shares are not accompanied by proper instructions or by an approved application. Additionally, Gold Corporation may decline to approve an application for any reason. The delivery of physical gold in exchange for shares will be suspended in the event Gold Corporation resigns as the Custodial Sponsor or if Gold Corporation is otherwise unable or unwilling to accept applications from investors to take delivery of physical gold. In such a case, an investor would have no available mechanism to exchange shares for physical gold. If any of these events occur at the time that an application has been received, and the price of gold decreases before the Application is processed, an investor will sustain a loss with respect to the amount of physical gold that it would have been able to obtain in connection with the exchange of the investor’s shares, had the exchange taken place when it was originally intended to occur. In addition, there may be a reduction in the trading of shares during periods of suspension, decreasing the number of potential buyers of shares in the secondary market and the price an investor may receive upon sale.

Delivery of Physical Gold to Investors Taking Delivery of Physical Gold for their Shares May Take Considerable Time

Gold Corporation will deliver physical gold to investors in exchange for their shares in accordance with an approved application. A delay in the delivery of physical gold to investors could result in losses if the price of gold declines.

Gold Corporation, for an investor as customer, will arrange for the delivery of physical gold to investors in exchange for their shares. After an investor irrevocably submits shares to exchange for physical gold, Gold Corporation will deliver physical gold to the investor. Because delivery time depends on many factors, including the types of physical gold requested and the delivery method chosen, considerable time may elapse by the time investors receive their physical gold. Further, because shipments of physical gold may be broken down in to multiple smaller shipments, it may take additional time for an investor to receive all of the requested physical gold. A delay in the delivery of physical gold to investors could result in losses if the price of gold declines.

The Withdrawal of an Authorized Participant and Substantial Redemptions by Authorized Participants May affect the Liquidity of the Shares

The liquidity of the shares also may be affected by substantial redemptions by Authorized Participants related to or independent of the withdrawal from participation of Authorized Participants.

In the event that there are substantial redemptions of shares or one or more Authorized Participants with a substantial interest in the shares withdraws from participation, the liquidity of the shares will likely decrease, which could adversely affect the market price of the shares and result in your incurring a loss on your investment.

Other Investment Vehicles May Cause a Decline in the Price of Gold

The price of gold may be affected by the sale of ETVs tracking gold markets, which could negatively affect gold prices and the price and the NAV of the shares.

To the extent existing exchange traded vehicles (ETVs) tracking gold markets represent a significant proportion of demand for gold, large redemptions of the securities of these ETVs could negatively affect gold prices and the price and the NAV of the shares.

Governmental Actions May Affect the Price of Gold

Future governmental decisions may have significant impact on the price of gold, which may result in a significant decrease or increase in the value of the net assets and the NAV of the Trust.

Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold, and may result in a significant decrease or increase in the value of the net assets and the NAV of the Trust.

Factors that May Cause a Decline in the Price of Gold

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of shares, including:

●	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the shares.

●	A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively affecting the price of the shares.

●	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the shares would be similarly affected.

Loss of or Damage to the Trust’s Gold

Gold owned by the Trust may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust’s gold could be lost, damaged or stolen. Access to the Trust’s gold could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the shares.

Although the Trust does not insure gold held by the Custodian, the Custodian’s obligations in relation to gold owned by the Trust and held in safekeeping by the Custodian are subject to the Government Guarantee in the event the gold is lost, damaged, or stolen. The Custodian also has comprehensive insurance in place to cover the risks of holding gold. In such instances, if the Custodian is unable to satisfy any claims against it (including through any insurance arrangements in place), the Trust will need to rely on the Government of Western Australia’s ability to satisfy the obligations of the Custodian that are subject to the Government Guarantee. There is no dollar limit or similar restriction with respect to the Trust’s ability to enforce the Government Guarantee against the Government of Western Australia. However, if the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering the Government of Western Australia liable to the Trust under the terms of the Government Guarantee, it is possible that, in certain instances, the Government of Western Australia may not be able to satisfy the Trust’s claim, for instance if the solvency of the Government of Western Australia is inadequate after recourse to insurers and others have been exhausted. In addition, there is a risk that future legislative action could alter the terms of the Government Guarantee applicable to gold held by Gold Corporation. Moreover, the Trust may sustain losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian and for which the Custodian would not be liable.

Any loss of gold owned by the Trust that is not recovered will result in a corresponding loss in the NAV and it is reasonable to expect that such loss will also result in a decrease in the value at which the shares are traded on the NYSE Arca.

Operational Problems May Cause a Decline in the Trading Price of the Shares

The value of the shares could decline if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the shares that could have a material adverse effect on an investment in the shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, a Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Investors Who or That Are Individuals, Estates or Trusts

If a U.S. investor who or that is an individual, estate or trust (each referred to in this paragraph and the next paragraph as an “individual”) sells or exchanges shares held for more than a year in a taxable exchange, any gain recognized on the sale or exchange generally will be subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains an individual recognizes.

Gains recognized by an individual from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower 20% maximum rate applicable to most other long-term capital gains recognized by individuals.

For these purposes, gain that an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. investor attributable to a sale or exchange of shares held for more than one year in a taxable exchange, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

The Trust cannot make any assurances that the purchase of shares by an IRA or a participant-directed account maintained under any plan that is tax-qualified under Internal Revenue Code section 401(a) (a “Tax-Qualified Account”) will not constitute the acquisition of a collectible or be treated as a taxable distribution to the IRA owner or plan participant under Code section 408(m). In particular, if a redemption of shares results in the delivery of gold to an IRA or Tax-Qualified Account, it is expected that such distribution would constitute the acquisition of a collectible to the extent provided under that section.

Tax Consequences of investing in a Grantor Trust

An investor will be treated, for federal tax purposes, as if it directly owns a pro rata share of the Trust’s assets and directly receives that share of any Trust income and incurs that share of the Trust’s expenses.

As a grantor trust, investors in the Trust will be treated as if they directly received their respective pro rata share of the Trust’s income, if any, even though investors should not expect any cash distributions from the Trust. The character of this income will be determined on the basis of the particular circumstances of each investor. For example, if the Trust sells gold to generate cash to pay its fees or expenses, an investor will recognize gain or loss depending on the particular circumstances of such investor. In addition, the transfer of gold to a Sponsor as payment of the fee to a Sponsor and/or reimbursement of the Trust’s expenses and/or liabilities will be treated as a taxable exchange of the gold by the Trust, and thus will also constitute a taxable event for investors.

Tax Consequences of Taking Physical Gold in Exchange of Shares (Other Than in Redemption Through an Authorized Participant)

An investor will be treated, for federal tax purposes, as if it directly owns a pro rata share of the Trust’s assets which is physical gold.

If an investor delivers some or all of its shares in an exchange with the Gold Corporation for gold that contains the equivalent metallic content (including coins, cast bars and minted bars of the same fineness and purity) as the gold held by the Trust, such exchange is not expected to be a taxable event for the investor. However, investors should be aware that neither U.S. federal income tax law nor administrative guidance specifically address the tax consequences of an exchange of shares of a grantor trust such as the Trust, for physical gold not held by the Trust. Although the Trust expects that an exchange of Trust shares for physical gold from the Gold Corporation’s own account is not a taxable exchange, investors are encouraged to consult their own tax advisors as to the specific tax consequences in their particular circumstances.

The Creation and Redemption Process May Result in a Decline in the Price of Shares

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the shares closely linked to the price of gold may not exist and, as a result, the price of the shares may fall.

If the processes of creation and redemption of shares by Authorized Participants (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the shares may decline and the price of the shares may fluctuate independently of the price of gold and may fall.

Physical Gold Delivered upon Taking Delivery in Exchange for Shares May Need to be Re-assayed

If an investor requests that physical gold be delivered to a destination that is outside the “chain of integrity,” the physical gold may need to be re-assayed, which could result in additional costs for the investor and potential delays in assaying the physical gold.

London Bars are generally accepted by institutional gold dealers without assaying because such London Bars are produced according to strict LBMA specifications and regularly audited to ensure that specifications meet those stated. When traded exclusively among certain institutional gold dealers, London Bars are considered to remain within the “chain of integrity.” By remaining in the chain of integrity, London Bars have historically been available at the lowest transaction costs of any gold bullion because assay costs are minimized. However, a London Bar that leaves the chain of integrity may need to be re-assayed. In addition to the costs associated with assaying, there may be significant delays in assaying gold, especially during times when gold may be in high demand, due to potential backlogs.

If, upon exchanging shares for physical gold, an investor requests that the physical gold be delivered from Gold Corporation to another bank or a vault in the business of holding physical gold for institutional investors, the physical gold may continue to be accepted for trading without being re-assayed while in the custody of that institution.

If an investor instructs that London Bars be delivered to a destination other than an institutional gold dealer, the London Bars delivered to the investor may no longer be deemed part of the chain of integrity. This may make a future sale of such gold more difficult and expensive. In addition, the value of any London Bars that have left the chain of integrity are likely to be at a discount from the spot price of gold.

Physical gold other than London Bars also may need to be re-assayed should they leave Gold Corporation. For example, 1 (one) and 10 (ten) ounce bars may be accepted by some dealers without re-assaying should the bars appear in excellent condition and/or remain in the mint’s original packaging. However, investors should be aware that dealers may charge a fee to re-assay any bar for any reason.

Limited Investor Rights

As an investor, you will not have the rights normally associated with ownership of shares of other types of investment vehicles. For example, you will have extremely limited voting rights in comparison to those of shareholders in traditional operating companies.

The Trust is a passive investment vehicle with no management and no board of directors. Thus, the shares are not entitled to the same rights as shares issued by a corporation operating a business enterprise with management and a board of directors. By acquiring shares, you are not acquiring the right to elect directors, to vote on certain matters regarding the issuer of your shares or to take other actions normally associated with the ownership of shares, such as the right to bring “oppression” or “derivative” actions. Moreover, the Trustee and Sponsors may impose or increase any fees or charges applicable to the shares without a vote of the investors, subject to the provision of any required notice under the Trust Agreement.

Consequences of Consenting to New York Jurisdiction

By the acceptance of a share of the Trust, each investor consents to New York jurisdiction and waives any claim that a New York court is an inconvenient venue or is otherwise inappropriate.

Each investor, by the acceptance of a share of the Trust, consents to the non-exclusive jurisdiction of the courts of the State of New York and any federal courts located in the borough of Manhattan in New York City. By consenting to New York jurisdiction, an investor waives any claim that a New York court is an inconvenient venue or is otherwise inappropriate. As such, an investor could be required to litigate a matter relating to the Trust in a New York court, even if that court may otherwise be inconvenient for the investor.

Absence of 1940 Act and Commodity Exchange Act Protections

Investors will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended (the “1940 Act”) or the protections afforded by the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act”).

The Trust is not registered as an investment company under the 1940 Act and is not required to register thereunder. Consequently, investors do not have the regulatory protections provided to investors in investment companies including oversight by an independent board of directors, bans on self-dealing, and the requirement that Trust assets be held separately from the assets of a Trust’s adviser, among others. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, as administered by the Commodity Futures Trading Commission (the “CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and neither the Sponsors nor the Trustee are subject to regulation by the CFTC as commodity pool operators, or commodity trading advisors, in connection with the shares. Therefore, investors will not have the regulatory protections provided to investors in instruments or commodity pools regulated by the Commodity Exchange Act.

Termination and Liquidation May Be Required

The Trust may be required to terminate and liquidate at a time that is disadvantageous to investors.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to investors, such as when gold prices are lower than the gold prices at the time when investors purchased their shares. In such a case, the Trust’s gold may be sold as part of the Trust’s liquidation and the resulting proceeds distributed to investors will be less than if gold prices were higher at the time of the sale.

It May Be Difficult for the Trust to Seek Legal Redress Against the Custodian

Although the relationship between the Custodian and the Trustee concerning the custody of the Trust’s gold is expressly governed by U.K. law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be frustrated.

The obligations of the Custodian under the Trust Unallocated Metal Account Agreement and the Trust Allocated Metal Account Agreement (collectively, the “Custody Agreement”) are governed by U.K. law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting U.K. law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a New York court or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a New York court or other court situated in the United States.

Investors Do Not have the Right to Assert a Claim Against the Custodian

Investors and Authorized Participants lack the right under the Custody Agreement to assert claims directly against the Custodian, which significantly limits their options for recourse.

Neither the investors nor any Authorized Participant will have a right under the Custody Agreement to assert a claim of the Trustee against the Custodian. Claims under the Custody Agreement may only be asserted by the Trustee on behalf of the Trust.

A Failure by the Custodian to Exercise Due Care with Respect to Gold Could Result in a Loss to the Trust

The Trust relies on the Custodian for the safekeeping of essentially all of the Trust’s gold. As a result, failure by the Custodian to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

The Trust will be reliant on the Custodian for the safekeeping of essentially all of the Trust’s gold. The Trustee is not liable for the acts or omissions of the Custodian. The Trustee has no obligation to monitor the activities of the Custodian other than to receive and review reports prepared by the Custodian pursuant to the Custody Agreement. In addition, the ability of the Administrative Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreement the Trustee and the Administrative Sponsor and any accountants or other inspectors selected by the Administrative Sponsor have only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. As a result of the above, any failure by the Custodian to exercise due care in the safekeeping of the Trust’s gold may not be detectable or controllable by the Trustee and could result in a loss to the Trust. However, the Trust would have the ability to file a claim to recover any such loss from the government of Western Australia under the terms of the Government Guarantee.

The Trust Would Be an Unsecured Creditor of the Custodian in the Event of Insolvency

If the Custodian becomes insolvent, its assets, and the assets of the Government of Western Australia under the Government Guarantee, may not be adequate to satisfy a claim by the Trust or any Authorized Participant.

In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts. Although gold held by the Custodian for the benefit of the Trust, and all moneys payable by the Custodian, is subject to the Government Guarantee, and there is no dollar limit or similar restriction with respect to the Trust’s ability to enforce the Government Guarantee against the Government of Western Australia, there is also a risk that, in certain instances, the Government of Western Australia may not be able to satisfy the Government Guarantee, for instance if the solvency of the Government of Western Australia is inadequate after recourse to insurers and others have been exhausted.

Baskets May Be Issued for More or Less Gold than Required

In issuing Baskets, the Trustee will rely on certain information received from the Custodian that is subject to confirmation after the Trustee has relied on the information. If such information turns out to be incorrect, Baskets may be issued in exchange for an amount of gold that is more or less than the amount of gold required to be deposited with the Trust.

The Custodian’s definitive records are prepared after the close of its business day. However, when issuing Baskets, the Trustee will rely on information reporting the amount of gold credited to the Trust’s accounts that it receives from the Custodian during the business day, which is subject to correction during the preparation of the Custodian’s definitive records after the close of business. If the information relied upon by the Trustee is incorrect, the amount of gold actually received by the Trust may be more or less than the amount required to be deposited for the issuance of Baskets.

Payment of the Custodial Sponsor Fee in Gold and the Sale of Gold by the Trust May Cause a Decline in the Value of the Shares

The amount of gold represented by each share will decrease when the Custodial Sponsor Fee is paid in gold and when the Trustee sells the Trust’s gold to pay Trust expenses (in the unlikely event that Trust expenses are paid by the Trust directly). Without increases in the price of gold sufficient to compensate for that decrease, the price of the shares will also decline and you will lose money on your investment in shares.

Although the Custodial Sponsor has agreed to assume organizational, ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses will be assumed by the Custodial Sponsor. For example, most taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Custodial Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Custodial Sponsor has agreed to pay routine legal fees and expenses of the Trust.

The Custodial Sponsor accepts gold for the Custodial Sponsor Fee and reimbursement of expenses not assumed by the Custodial Sponsor. However, the Trust may be subject to certain other liabilities (for example, as a result of litigation) that have not been assumed by a Sponsor. The Trust will sell gold to pay those expenses, unless a Sponsor agrees to pay such expenses out of its own pocket and receive reimbursement from the Trust.

To the extent the Trust pays the Custodial Sponsor Fee in gold or sells gold to cover expenses or liabilities, the amount of gold represented by each share will decrease. New deposits of gold, received in exchange for new shares issued by the Trust, would not reverse this trend. A decrease in the amount of gold represented by each share results in a decrease in the price of a share even if the price of gold has not changed. To retain the share’s original price, the price of gold would have to increase. Without that increase, the lesser amount of gold represented by the share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each share, you will sustain losses on your investment in shares. For example, assuming the Trust has not incurred fees or expenses in excess of the amount the Custodial Sponsor has agreed to bear and the shares trade at the same price as the Trust’s NAV, the price of the gold represented by your shares would need to increase by the amount of the Custodial Sponsor Fee between the date of your purchase and one year later so that your shares would have the same value on both dates, not including any transaction costs you may incur to purchase your shares. The Custodial Sponsor Fee is currently 0.18% of the Trust’s NAV. As such, the value of the gold represented by a share would need to increase by at least 0.18% at the end of the first year to equal the share’s initial selling price.

Any Indemnification that the Trust is Required to Pay May Adversely Affect the Value of the Shares

The value of the shares will be adversely affected if the Trust is required to indemnify the Sponsors, the Trustee or the Custodian as contemplated in the Trust Agreement and the Custody Agreement.

Under the Trust Agreement, each of the Sponsors and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part or reckless disregard of its obligations under the Trust Agreement. Similarly, the Custody Agreement provides for indemnification of the Custodian by the Trust under certain circumstances. That means that it may be necessary to sell assets of the Trust to cover losses or liability suffered by a Sponsor, the Trustee or the Custodian. Any sale of that kind would reduce the NAV of the Trust and the value of the shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Depository Trust Agreement among Gold Corporation, Exchange Traded Concepts, LLC, and the Bank of New York Mellon, dated as of July 26, 2018, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.1	Trust Allocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.2	Trust Unallocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2018

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2018

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the period ended September 30, 2018

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the period ended to September 30, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

EXCHANGE TRADED CONCEPTS, LLC
Administrative Sponsor of Perth Mint Physical Gold ETF

By:	/s/ J. Garrett Stevens
J. Garrett Stevens
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018

*	The registrant is a trust and the persons are signing in their capacities as officers of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.