Form 10-K
period 2018-12-31
Perth Mint Physical Gold ETF
filed 2019-03-15
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38620

PERTH MINT PHYSICAL GOLD ETF

SPONSORED BY gold corporation AND Exchange Traded Concepts, LLC

(Exact name of registrant as specified in its charter)

New York	61-1848163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Exchange Traded Concepts, LLC

2 Hanson Place

Brooklyn, New York 11217

(718) 315-5013

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Name of each exchange on which registered
Shares of Beneficial Interest – Perth Mint Physical Gold ETF	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒
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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s shares. The registrant’s shares began trading on the NYSE Arca, Inc. on August 15, 2018. The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of such date was $1,182,000.00, based upon the last reported sales price for such date on the NYSE Arca, Inc.

As of March 11, 2019, Perth Mint Physical Gold ETF had 8,300,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

DEFINITIONS

The abbreviations and acronyms used in this Form 10-K are defined below:

“Administrative Sponsor” – Exchange Traded Concepts, LLC, acting as administrative sponsor of the Trust, or its successor.

“AP Account” means an account maintained for the Authorized Participant on an Unallocated Basis by the Custodian or a LBMA Gold clearing bank approved by the LBMA for the Authorized Participant, as specified in the applicable transfer instructions.

“Application” – A document in a form satisfactory to Gold Corporation and as set forth herein that expresses an investor’s intention to deliver shares on a Share Submission Day in exchange for an amount of Physical Gold on such Share Submission Day.

“Authorized Participant” – A person that, at the time of submitting a Purchase Order or a Redemption Order, (i) is a registered broker-dealer or other securities market participant, such as a bank or other financial institution, which, but for an exclusion from registration, would be required to register as a broker-dealer to engage in securities transactions, (ii) is a DTC Participant, (iii) has in effect a valid Authorized Participant Agreement, and (iv) has entered into an Authorized Participant Agreement with the Administrative Sponsor and the Trustee.

“Authorized Participant Agreement” – An agreement among the Trustee, the Administrative Sponsor and an Authorized Participant that authorizes the Authorized Participant to submit Purchase Orders and Redemption Orders under the Trust Agreement.

“Basket Gold Amount” means the amount of gold that must be deposited for issuance of one Basket or that is deliverable on Surrender of one Basket.

“Basket” – A block of 50,000 shares, except that the Administrative Sponsor, with the consent of the Custodial Sponsor, and upon prior written notice to the Trustee, may from time to time increase or decrease the number of shares comprising a Basket.

“Beneficial Owner” – A person owning a beneficial interest in any shares of the Trust.

“Book Entry System” – The commercial book-entry system operated by the Federal Reserve Bank.

“Business Day” or “business day” – Any day other than a day: (1) when the Exchange is closed for regular trading; or (2), if the relevant action requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom, Western Australia or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom, Western Australia or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom, Western Australia or in such other jurisdiction are, or the London gold market is, not open for a full business day and the relevant action requires the execution or completion of procedures which cannot be executed or completed by the close of the business day.

“Certificate” means a certificate that is executed and delivered by the Trustee under the Trust Agreement evidencing Shares.

“CFTC” – The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States, or any successor governmental agency in the United States.

“Clearing Agency” – Any clearing agency or similar system other than the Book Entry System or DTC.

“Code” – The Internal Revenue Code of 1986, as amended.

“Commodity Exchange Act” – The Commodity Exchange Act of 1936, as amended.

“Custodial Sponsor” – Gold Corporation, acting as custodial sponsor of the Trust, pursuant to the Trust Agreement, or its successor.

“Custodial Sponsor Fee” – The fee to compensate the Custodial Sponsor Account for its services as custodial sponsor of the Trust under the Trust Agreement.

“Custodian” – Gold Corporation, as custodian of the Trust’s gold under the Custody Agreement.

“Custody Agreement” – Each of the Trust Unallocated Metal Account Agreement and the Trust Allocated Metal Account Agreement.

i

“Customer Account” – An account established in the books of Gold Corporation for purposes of facilitating the delivery of Gold by Gold Corporation to an investor that is a Beneficial Owner.

“Delivery ID” – A unique identification number contained in a Delivery Quotation and required for submission of an Application to request delivery of Physical Gold.

“Depository” – DTC and any other successor depository of Shares selected by the Administrative Sponsor, in consultation with the Custodial Sponsor, as provided herein.

“DTC” – The Depository Trust Company, a limited purpose trust company organized under New York State law, a member of the United States Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act.

“DTC Participant” – A participant in DTC, such as a bank, broker-dealer or trust company.

“ERISA” – The Employee Retirement Income Security Act of 1974, as amended.

“ETC” – Exchange Traded Concepts, LLC, an Oklahoma limited liability company majority owned by Cottonwood ETF Holdings LLC. ETC is the administrative sponsor of the Trust.

“Exchange” – NYSE Arca, the exchange on which the shares are principally traded, as specified from time to time by the Administrative Sponsor, in consultation with the Custodial Sponsor.

“Exchange Act” – The Securities Exchange Act of 1934, as amended.

“Fee Cap” – A maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any.

“Fine Ounce” – A troy ounce of 100% pure gold, Fine Ounces being determined, as to Physical Gold, by multiplying the gross weight in troy ounces by the fineness, expressed as a fraction of the fine metal content in parts per 1000 and, as to gold held on an Unallocated Basis, by the number of Fine Ounces credited to the applicable unallocated account from time to time (such account being denominated in Fine Ounces).

“FINRA” – The Financial Industry Regulatory Authority.

“FSA” – The Financial Services Authority, an independent non-governmental body that exercises statutory regulatory power under the FSM Act.

“FSM Act” – The United Kingdom Financial Services and Markets Act 2000.

“GAAP” – Accounting principles generally accepted in the United States of America.

“GC Metal Account” – One or more designated Gold accounts of which Gold Corporation, in its individual capacity, is the registered owner maintained with one or more LBMA Gold clearing members on an Unallocated Basis in such location or locations as Gold Corporation may determine and used by Gold Corporation exclusively for transfers of Gold to and from the Trust in connection with the creation and redemption of Baskets.

“Gold” or “gold” – Physical Gold or gold held on an Unallocated Basis.

“Gold Corporation Act” – Gold Corporation Act 1987 (Western Australia).

“Government Guarantee” – The guarantee provided by the State of Western Australia pursuant to Section 22 of the Gold Corporation Act 1987 (Western Australia) (the text of which is available at http://www8.austlii.edu.au/cgi-bin/viewdoc/au/legis/wa/consol_act/gca1987188/s22.html), which provides (amongst other things) that the payment of the cash equivalent of gold due, payable and deliverable by Custodian under the Act is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia.

“Gross Asset Value” – The total value of the gold held by the Trust, as determined by the Trustee on each Business Day, plus the value of all other assets of the Trust (other than any amount credited to the reserve account, if any), including cash, if any.

“Indirect Participant” – A person that, by clearing securities through, or maintaining a custodial relationship with, a DTC Participant, either directly or indirectly, has access to the DTC clearing system.

“Internal Control Over Financial Reporting” – A reporting requirement described in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act and focused on the establishment and adequacy of internal controls at companies subject to the reporting requirements of the Exchange Act.

“IRA” – Individual Retirement Account.

“IRS” – The Internal Revenue Service.

“LBMA” – The London Bullion Market Association, a trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market, or its successor. The LBMA acts as the principal point of contact between the London bullion market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. Further, the LBMA coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation. The major participating members of the LBMA are regulated by the FSA in the United Kingdom under the FSM Act.

“LBMA Gold Price” – The London gold price per troy ounce of gold for delivery in London through a member of the LBMA authorized to effect such delivery, stated in U.S. Dollars, as calculated and administered by independent service provider(s) and published by the LBMA on its website or by its successor that publicly displays prices.

“London Bar” – A gold bar meeting the London Good Delivery Standards.

“London Good Delivery Standards” – The specifications for “good delivery” gold bars, including the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars, set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA.

“Metal Accounts” – The Trust Allocated Metal Account, the Trust Unallocated Metal Account and the GC Metal Account.

“Net Asset Value” – The net asset value of the Trust or a Share of the Trust.

“Non-U.S. Investor” – An investor that is not a U.S. Investor.

“NYSE Arca” – The NYSE Arca Marketplace operated by NYSE Arca Equities, Inc.

“Order Cutoff Time” – With respect to any Business Day, (i) 4:00 p.m. (New York time) on such Business Day or (ii) another time agreed to by both the Sponsors and the Trustee as to which the Administrative Sponsor has notified registered owners of shares and all existing Authorized Participants.

“Ounce” – A one troy ounce, equal to 31.103 grams.

“Physical Gold” – The physical gold bullion the Trust may hold, consisting of London Bars and all gold products without numismatic value and having a gold purity of at least 99.5% (including coins, cast bars and minted bars).

“Plans” – Employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or section 4975 of the Code.

“Purchase Order” – An order placed with the Trustee prior to the Order Cutoff Time on any Business Day by an Authorized Participant wishing to acquire from the Trustee one or more Baskets.

“Quotation Window” – The period of time (three Business Days) for which a Delivery Quotation will be valid.

“Securities Act” – The Securities Act of 1933, as amended.

“Share Submission” – A binding and irrevocable request by an investor to take delivery of Physical Gold in exchange for shares based on instructions in the Application.

“Share Submission Day” – The date upon which an investor (acting by or through a DTC Participant), upon receiving final approval from Gold Corporation, causes its shares to be surrendered to Gold Corporation pursuant to the procedures of the Depository as designated in the Application.

“Share Submission Quantity” – The whole number of shares to be submitted under a Delivery Quotation.

“Shares” – Units of beneficial interest in the Trust created under the Trust Agreement, having no par value and representing a fractional undivided beneficial interest in the net assets of the Trust which undivided interest shall equal a fraction, the numerator of which is one and the denominator of which is the total number of shares outstanding. The shares are issued by the Trust and named “Perth Mint Physical Gold ETF Shares.”

“Sponsors” – The Custodial Sponsor and the Administrative Sponsor.

“Sub-Custodian” – A LBMA-member gold clearing bank engaged by the Custodian as a sub-custodian of gold held for the Trust by the Custodian in accordance with the Custody Agreement.

“Surrender” means a book-entry transfer of Shares to the Trustee’s account with the Depository. A “Surrendering” Authorized Participant or investor and “Surrendered” Shares, Baskets or Certificates mean, respectively, an Authorized Participant or investor, and Shares, Baskets or Certificates, involved in a Surrender.

“Trust” – Perth Mint Physical Gold ETF, a New York trust formed pursuant to the Trust Agreement.

“Trust Agreement” – The Depository Trust Agreement between the Sponsors and the Trustee under which the Trust is formed and which sets forth the rights and duties of the Sponsors, the Trustee and the Custodian, as amended from time to time.

“Trust Allocated Metal Account” – The account maintained for the Trust by the Custodian on an allocated basis pursuant to the Trust Allocated Metal Account Agreement for the purpose of holding Physical Gold on behalf of the Trust.

“Trust Allocated Metal Account Agreement” – The Allocated Metal Account Agreement between the Custodian and the Trustee pursuant to which the Trust Allocated Metal Account is established and operated.

“Trustee” – The Bank of New York Mellon (“BNYM”), a banking corporation organized under the laws of the State of New York with trust powers, or its successor.

“Trust Property” – The gold owned by the Trust that the Custodian credits to the Trust Allocated Metal Account and the Trust Unallocated Metal Account in accordance with the Custody Agreement, all other property held by the Custodian for the account of the Trust, and any cash or other property that is received by the Trustee in respect thereof or that is otherwise being held by or for the Trust under the Trust Agreement.

“Trust Unallocated Metal Account” – The account maintained for the Trust by the Custodian to hold gold on an Unallocated Basis pursuant to the Trust Unallocated Metal Account Agreement.

“Trust Unallocated Metal Account Agreement” – The Trust Unallocated Metal Account Agreement between the Custodian and the Trustee pursuant to which the Trust Unallocated Metal Account is established and operated.

“Unallocated Basis” – Gold is said to be held in unallocated form when the holder is entitled to receive delivery of physical gold in the amount standing to the credit of the holder’s account, but the holder has no ownership interest in any particular gold that the custodian maintaining that account owns or holds.

“U.S. Investor” – An investor who or that is (1) an individual who is treated as a citizen or resident of the United States for federal tax purposes; (2) a corporation or partnership (or other entity treated as such for those purposes) that is created or organized in the United States or under the laws of the United States or of any state thereof or the District of Columbia; (3) an estate other than an estate the income of which, from non-U.S. sources that is not effectively connected with the conduct of a trade or business within the United States, is not includible in gross income; (4) a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more persons described in clauses (1), (2), or (3) have the authority to control all substantial decisions of the trust; or (5) an eligible trust that has made a valid election under applicable Treasury regulations to continue to be treated as a domestic trust.

“1940 Act” – The Investment Company Act of 1940, as amended.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended, which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions based upon certain assumptions and analyses made by the Sponsors on the basis of their perception of historical trends, current conditions and expected future developments, as well as other factors they believe are appropriate in the circumstances. Actual events or results may differ materially. Whether or not actual results and developments will conform to Sponsors’ expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsors anticipate will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Neither the Trust nor either of the Sponsors undertakes any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by applicable securities laws.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in Item 1A. Risk Factors.

v

PART I

Item 1.	Business

Description of the Trust

Perth Mint Physical Gold ETF was formed pursuant to the Depository Trust Agreement on July 26, 2018. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through its shares, and have the gold securely stored by Gold Corporation, who serves as the Custodial Sponsor and the Custodian. Another objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. Each share represents a fractional undivided beneficial interest in the Trust’s net assets. The Trust’s assets consist principally of gold held by the Custodian for safekeeping on the Trust’s behalf. Physical Gold that the Trust holds includes London Bars and other gold products without numismatic value having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars).

The Sponsors of the Trust are Gold Corporation and Exchange Traded Concepts, LLC. Gold Corporation is a statutory body corporate established by the Gold Corporation Act and wholly-owned by the Government of Western Australia. Gold Corporation also serves as Custodian of the Trust’s gold bullion. Exchange Traded Concepts is an Oklahoma limited liability company.

The shares, known as Perth Mint Physical Gold ETF Shares, provide investors with the opportunity to access the gold market through a traditional brokerage account. Shares are issued by the Trust only in blocks of 50,000 shares called “Baskets” in exchange for gold from Authorized Participants, which is then allocated to the Trust and stored safely by the Custodian. The Trust may redeem Baskets in exchange for the amount of gold corresponding to the Basket’s redemption value. The Trust issues and redeems Baskets on an ongoing basis at Net Asset Value to Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee.

Investors, at their option, may request to take delivery of Physical Gold in exchange for their shares by submitting their shares to Gold Corporation in exchange for Physical Gold. The Custodian’s obligations with respect to gold held on behalf of the Trust are subject to the Government Guarantee provided by the State of Western Australia pursuant to Section 22 of the Gold Corporation Act, which provides that the payment of the cash equivalent of gold due, payable and deliverable by the Custodian under the Gold Corporation Act is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Administrative Sponsor pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act, and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act and neither of the Sponsors nor the Trustee is subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator or a commodity trading advisor under the Commodity Exchange Act in connection with the shares.

The Trust

The Trust is governed by the Trust Agreement between the Sponsors and the Trustee, as amended from time to time. The Trust Agreement sets out the rights of investors and the rights and obligations of the Sponsors and the Trustee. The Trust has no fixed termination date.

The activities of the Trust are limited to: (1) issuing Baskets in exchange for the gold deposited by Authorized Participants with the Custodian for safekeeping; (2) delivering gold in exchange for Baskets surrendered by Authorized Participants for redemption; and (3) transferring gold to the Custodial Sponsor to pay the Custodial Sponsor Fee and reimburse the Custodial Sponsor for expenses that the Custodial Sponsor has paid on the Trust’s behalf, and (4) selling gold as needed to pay Trust expenses not assumed by the Custodial Sponsor.

The assets of the Trust consist primarily of gold held at the Custodian on behalf of the Trust. Gold will be sold: (i) to pay the expenses of the Trust not assumed by the Custodial Sponsor; and (ii) if the Trust terminates and liquidates its assets. Gold will be delivered or sold as otherwise required by law or regulation. The sale of gold by the Trust, including the sale of gold to generate cash to pay its fees and expenses—and although it is not entirely free from doubt, the transfer of gold to the Custodial Sponsor as remuneration for its services and/or reimbursement of the Trust’s expenses and/or liabilities—is a taxable event for investors.

The number of outstanding shares is expected to increase and decrease from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed. The total amount of gold required for the creation of Baskets will be based on the combined net assets represented by the number of Baskets being created or redeemed. The initial amount of gold required for deposit with the Trust to create shares was 500 Fine Ounces of gold per Basket. The number of fine ounces of gold required to create a Basket or to be delivered upon a redemption of a Basket will gradually decrease over time. This is because the shares comprising a Basket will represent a decreasing amount of gold due to the issuance of shares, or the delivery or sale of the Trust’s gold to pay the Custodial Sponsor Fee or the Trust’s expenses not assumed by the Custodial Sponsor.

The gold owned by the Trust consists of London Bars and other gold products without numismatic value having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars).

Trust Expenses

The Trust’s only ordinary recurring expense is the remuneration due to the Custodial Sponsor of 0.18% of the Net Asset Value of the Trust. In exchange for the Custodial Sponsor Fee, the Custodial Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap: the Administrative Sponsor’s fee; fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket expenses; the Custodian’s fees and expenses specified in the Custody Agreement that are assumed by the Custodial Sponsor (if any); ordinary bar allocation fees that are charged to the Custodian in connection with the Custodian’s acquisition of sufficient Physical Gold for allocation to the Trust Allocated Metal Account in connection with a Purchase Order; ordinary or customary insurance costs and transportation fees; allocation costs associated with the allocation and de-allocation of gold to and from the Trust; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; and routine legal fees and expenses associated with the ordinary course of the Trust’s operations.

The Custodial Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges, indemnification of the Trustee or the Administrative Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the Trust, and otherwise as set forth in the Trust Agreement. An extraordinary expense is an expense arising or resulting from an underlying event or transaction that, in the determination of the Administrative Sponsor, is reasonably considered to be of a type that (i) possesses a high degree of abnormality (such as abnormally high (A) transportation fees, (B) bar allocation fees that may be incurred when acquiring sufficient Physical Gold for allocation to the Trust Allocated Metal Account in connection with a Purchase Order, or (C) Physical Gold allocation costs that may be incurred in relation to the allocation and de-allocation of Gold to and from the Trust) or is of a type that is reasonably considered to be unrelated to, or only incidentally related to, the ordinary and typical activities of the Trust and (ii) is of a type that would not reasonably be expected to recur in the foreseeable future. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust.

The Custodial Sponsor Fee accrues daily based on the prior Business Day’s Net Asset Value and is payable in gold. The fee is paid by delivering that amount of gold that equals the daily accrual of the Custodial Sponsor Fee for such prior month based on the Net Asset Value of the shares on the first business day of the following month. The Custodial Sponsor may earn a profit on its fees.

Separate from its role as Custodial Sponsor, Gold Corporation receives any premiums charged with respect to the delivery of gold to investors who have exchanged their shares for Physical Gold.

From time to time, the Custodial Sponsor may waive all or a portion of the Custodial Sponsor Fee at its discretion. The Custodial Sponsor is under no obligation to continue a waiver after the end of a stated period, and, if such waiver is not continued, the Custodial Sponsor Fee will thereafter be paid in full. Presently, the Custodial Sponsor does not intend to waive any of its fees. Furthermore, the Custodial Sponsor may, in its sole discretion, agree to rebate all or a portion of the Custodial Sponsor Fee attributable to shares held by certain institutional investors subject to minimum shareholding and lock up requirements as determined by the Custodial Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Custodial Sponsor and the investor on a case by case basis. The Custodial Sponsor is under no obligation to provide any rebates of the Custodial Sponsor Fee. Neither the Trust nor the Trustee will be a party to any Custodial Sponsor Fee rebate arrangements negotiated by the Custodial Sponsor.

Extraordinary expenses of the Trust that are not assumed by the Custodial Sponsor (as discussed above) may be paid by the Custodial Sponsor at its sole discretion and reimbursed by the Trust in gold. Otherwise, the Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by a Sponsor. The Trustee is authorized to sell gold as directed by the Custodial Sponsor or otherwise at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. When selling gold, the Trustee shall place orders with the Custodian at the next available price used by the Trustee to determine the value of gold held by the Trust, or if the Custodian is unable or unwilling to execute such orders, with dealers through which the Trustee may reasonably expect to obtain a favorable price and good execution of the orders. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Valuation of Gold and Computation of Net Asset Value

On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time, the Trustee values the gold held by the Trust and determines the Net Asset Value of the Trust, as described below.

The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) and cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. The reserve account, if established, will be a separate non-interest bearing account with the Trustee or such other banking institution specified by the Administrative Sponsor, in consultation with the Custodial Sponsor, or if the Administrative Sponsor fails so to specify, as selected by the Trustee, in the name, and for the benefit, of the Trust, subject only to draft or order by the Trustee acting pursuant to the terms of the Trust Agreement. The Trustee will hold in such account all cash that it has credited to such account to reflect the reserves for taxes or other governmental charges and other contingent liabilities payable out of the Trust that the Trustee has determined from time to time to be required by GAAP. The Trustee also determines the Net Asset Value per share by dividing the Net Asset Value of the Trust by the number of the shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any shares deemed created or redeemed on such evaluation day).

All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust. The Trustee values the gold held by the Trust based on the afternoon LBMA Gold Price, or the morning LBMA Gold Price, if such day’s afternoon LBMA Gold Price is not available. If no LBMA Gold Price is available for the day, the Trustee values the Trust’s gold based on the most recently announced afternoon LBMA Gold Price or morning LBMA Gold Price. If the Custodial Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Custodial Sponsor may instruct the Trustee to use a different publicly available price that the Custodial Sponsor determines to fairly represent the commercial value of the Trust’s gold.

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust, and no revision or correction in any computation made under the Trust Agreement is required by reason of any difference in amounts estimated from those actually paid.

The Sponsors and the investors may rely on any evaluation or determination of any amount made by the Trustee, and, except for any determination by a Sponsor as to the price to be used to evaluate gold, a Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes are made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee is not liable to the Sponsors, Authorized Participants, investors or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

Impact of Trust Expenses on the Trust’s Net Asset Value

The Net Asset Value of the Trust is used to compute the Custodial Sponsor Fee, and the Trustee subtracts from the Net Asset Value of the Trust the amount of accrued Custodial Sponsor Fee. The Trust withdraws gold from the Trust Allocated Metal Account for credit to the Trust Unallocated Metal Account and subsequently transfers such gold to an account maintained for the benefit of the Custodial Sponsor to pay the Custodial Sponsor Fee and reimburse the Custodial Sponsor for expenses that the Custodial Sponsor has paid on the Trust’s behalf. Should the need arise for the Trust to sell gold for expenses the Custodial Sponsor does not pay, the purchase price received as consideration for such sales will be the Trust’s sole source of funds to cover its liabilities. The Trust does not engage in any activity designed to derive a profit from changes in the price of gold. Gold not needed to redeem Baskets, to pay the Custodial Sponsor Fee or to cover the Trust’s expenses not assumed by the Custodial Sponsor is held in physical form by the Custodian. As a result of the payment of the Custodial Sponsor Fee in-kind and potential sales of gold to pay in cash the Trust expenses not assumed by the Custodial Sponsor, the Net Asset Value of the Trust and, correspondingly, the fractional amount of gold represented by each share, will decrease over the life of the Trust. New deposits of gold, received in exchange for additional new Baskets issued by the Trust, will not reverse this trend.

DESCRIPTION OF THE SHARES

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of shares. The Trustee will create shares in Baskets (a Basket equals a block of 50,000 shares) only upon the order of an Authorized Participant. The shares represent units of fractional undivided beneficial interest in the net assets of the Trust and have no par value.

Description of Limited Rights

The shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Holders of the shares do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All shares are of the same class with equal rights and privileges. Each share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which investors may vote under the Trust Agreement. The shares are entitled to be redeemed or exchanged for gold. The shares do not entitle their holders to any conversion or pre-emptive rights or redemption rights for single shares.

Redemption of Shares

The shares may be redeemed by or through an Authorized Participant in Baskets. See “Creation and Redemption of Shares by Authorized Participants” for details.

Distributions

If the Trust is terminated and liquidated, the Trustee will distribute to the investors any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Investors of record on the record date fixed by the Trustee in consultation with the Administrative Sponsor for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting Rights

Under the Trust Agreement, investors have no voting rights, except in the following limited circumstances: (i) registered holders of at least 25% of the shares have the right to require the Trustee to cure any material breach by it of the Trust Agreement, and (ii) registered holders of at least 75% of the shares have the right to require the Trustee to terminate the Trust Agreement. Otherwise, no investor shall have any right to vote or in any manner otherwise to control the operation or management of the Trust. In addition, certain amendments to the Trust Agreement require advance notice to the investors before the effectiveness of such amendments, but no investor vote or approval is required for any amendment to the Trust Agreement.

Book-Entry Form

Individual certificates are not issued for the shares. Instead, one or more global certificates are deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Under the Trust Agreement, investors may only hold shares through (i) DTC Participants, (ii) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), or (iii) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants. The shares are only transferable through the book-entry system of DTC. Investors who are not DTC Participants may transfer their shares through DTC by instructing the DTC Participant holding their shares (or by instructing the Indirect Participant or other entity through which their shares are held) to transfer the shares. Transfers will be made in accordance with standard securities industry practice.

DTC may decide to discontinue providing its service with respect to Baskets and/or the shares by giving notice to the Trustee and the Administrative Sponsor. Under such circumstances, the Administrative Sponsor, in consultation with the Custodial Sponsor, will find a replacement for DTC to perform its functions at a comparable cost or, if a replacement is unavailable, the Trustee will terminate the Trust.

The rights of the investors generally must be exercised by DTC Participants acting on their behalf in accordance with the rules and procedures of DTC. Because the shares can only be held in book-entry form through DTC and DTC Participants, investors must rely on DTC, DTC Participants and any other financial intermediary through which they hold the shares to receive the benefits and exercise the rights described in this section. Investors should consult with their broker or financial institution to find out about procedures and requirements for securities held in book-entry form through DTC.

Delivery of Gold to and from the Trust

Pursuant to agreements between Gold Corporation, in its individual capacity, and the Authorized Participants, the Basket Gold Amount to be deposited by an Authorized Participant into the Trust Unallocated Metal Account in connection with a Purchase Order and the amount of gold to be withdrawn from the Trust Unallocated Metal Account and delivered to an Authorized Participant in connection with a Redemption Order shall be deposited into or withdrawn from the Trust Unallocated Metal Account either by way of transfer from or to the GC Metal Account or by way of transfer from or to a Gold account of an Authorized Participant maintained on an Unallocated Basis by Gold Corporation.

4

None of the Trustee, the Sponsors (in the case of the Custodial Sponsor, in its capacity as Custodial Sponsor) or the Trust shall have any liability for any loss resulting from the use of the GC Metal Account or for any act or inaction of Gold Corporation related to the GC Metal Account.

The Sponsors

Gold Corporation and ETC are the sponsors of the Trust. The Administrative Sponsor, ETC, is an Oklahoma limited liability company majority owned by Cottonwood ETF Holdings LLC. ETC’s mailing address is 10900 Hefner Pointe Drive, Suite 207, Oklahoma City, Oklahoma 73120. ETC is a registered investment adviser and provides investment advisory services to domestic and international equity and fixed income ETFs. As of December 31, 2018, ETC had approximately $4 billion of assets under management. The Custodial Sponsor, Gold Corporation, is a statutory corporation established by the Gold Corporation Act and wholly-owned by the Government of Western Australia. Its mailing address is GPO Box M924, Perth, WA 6843, Australia. Gold Corporation and its subsidiaries, trading as The Perth Mint, supply precious metal-related products and services.

The Custodial Sponsor’s Role

In exchange for the Custodial Sponsor Fee, the Custodial Sponsor has agreed to assume the payment of expenses incurred by the Trust, including but not limited to: organizational expenses; the Trustee’s monthly fee for its ordinary services and reimbursement of its ordinary out-of-pocket expenses; the Administrative Sponsor’s fee payable pursuant to the Trust Agreement; the Custodian’s fees and expenses reimbursable to it pursuant to the Custody Agreement (if any); marketing expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; and routine legal fees and expenses (for instance, the Administrative Sponsor, with the prior approval of the Custodial Sponsor, may from time to time employ counsel to act on behalf of the Trust and perform any legal services in connection with the Trust, including any legal matters relating to the possible disposition or acquisition of any gold. Such fees and expenses shall be paid by the Custodial Sponsor). However, the Custodial Sponsor will not be responsible for litigation expenses, taxes and other governmental charges, indemnification of the Trustee or the Administrative Sponsor pursuant to the Trust Agreement, extraordinary expenses, and otherwise as set forth in the Trust Agreement.

In addition, the Custodial Sponsor may perform assaying of Physical Gold, and other services relating to the safe custody of gold, as necessary.

The Administrative Sponsor’s Role

The Administrative Sponsor generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight of the Trustee or such service providers. The Administrative Sponsor, with the prior written approval of the Custodial Sponsor, may remove the Trustee and appoint a successor Trustee (1) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (2) if, having received written notice from the Administrative Sponsor, in consultation with the Custodial Sponsor, or registered owners acting on behalf of at least 25% of the outstanding shares, of a material breach of the Trustee’s obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (3) if the Trustee fails to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting reasonably deemed necessary by the Administrative Sponsor and, after consultations with the Administrative Sponsor, the Administrative Sponsor and the Trustee fail to resolve their differences regarding the proposed amendment. The Administrative Sponsor, in consultation with the Custodial Sponsor, also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter.

In addition, the Administrative Sponsor: (1) will develop a marketing plan for the Trust on an ongoing basis; (2) will prepare marketing materials regarding the shares; (3) maintains the Trust’s web site; and (4) may request the Trustee to order Custodian audits (to the extent permitted under the Custody Agreement).

The Trustee

BNYM, a banking corporation organized under New York State law with trust powers, serves as the Trustee. The Trustee has a trust office at 2 Hanson Place, Brooklyn, New York 11217. The Trustee is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, Net Asset Value of the Trust, transaction fees for the creation and redemption of Baskets and the names of the parties that have executed an Authorized Participant Agreement may be obtained from the Trustee. A copy of the Trust Agreement is available for inspection at the Trustee’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of at least $150 million.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) valuing the Trust’s gold and calculating the Net Asset Value per share of the Trust; (2) supplying inventory information received from the Custodian to the Administrative Sponsor for the Trust’s website; (3) receiving and processing orders from Authorized Participants for the creation and redemption of Baskets; (4) coordinating the processing of orders from Authorized Participants with the Custodian and DTC, including coordinating with the Custodian the receipt of gold transferred to the Trust in connection with each issuance of Baskets; (5) transferring gold to the Custodial Sponsor in lieu of paying the Custodial Sponsor Fee in cash; (6) transferring gold to the Custodial Sponsor in lieu of reimbursing the Custodial Sponsor for cash payments owed by the Trust, but undertaken by the Custodial Sponsor; (7) selling the Trust’s gold pursuant to a Sponsor’s direction or otherwise as needed to pay any extraordinary Trust expenses that are not assumed by a Sponsor; (8) holding the Trust’s cash and other financial assets, if any; (9) when appropriate, making distributions of cash or other property (other than gold) to investors; and (10) receiving and reviewing reports on the custody of and transactions in the Trust’s gold from the Custodian and taking such other actions in connection with the custody of gold as a Sponsor instructs. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Custodial Sponsor or the Administrative Sponsor in accordance with the Trust Agreement. Under the agreement with the Custodian, the Trustee, the Administrative Sponsor and their Physical Gold auditors may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreement. The Trustee, along with the Sponsors, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Administrative Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust. The Trustee’s monthly fees and out-of-pocket expenses will be paid by the Custodial Sponsor. Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Trustee will keep proper books of registration and transfer of shares at its office located in New York or such office as it may subsequently designate. These books and records are open to inspection by any person who establishes to the Trustee’s satisfaction that such person is an investor at all reasonable times during the usual business hours of the Trustee. The Trustee will keep a copy of the Trust Agreement on file in its office which will be available for inspection on reasonable advance notice at all reasonable times during its usual business hours by any investor.

The Custodian

Gold Corporation serves also as the Custodian for the Trust’s gold bullion. The Custodian’s office is located at 310 Hay Street, East Perth, WA 6004, Australia.

The Custodian’s Role

The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Custodian shall store Physical Gold in its own vaulting facilities, generally in Perth, Australia, or such other locations where the Custodian may maintain vaulting facilities from time to time, and utilize the services of its appointed secure transportation provider(s) at the risk of the Custodian. The Custodian may appoint sub-custodians from time to time for the custody and safekeeping of Physical Gold, but the Custodian remains liable for the custody and safe-keeping of that Physical Gold.

In an effort to ensure that gold held by the Custodian is safe, the Custodian employs a team of specialist security officers to monitor for external and internal threats and who work closely with specialist gold detectives from the West Australian Police Force. The Custodian’s vaults are Category 11 vaults, meet AUS/NZ Standards 3809, and have each been vetted by the Custodian’s underwriters. The Custodian’s sites are monitored 24 hours per day with video recordings and access to and within its facilities are controlled electronically from a Class 1 Security Control Room. The Custodian’s risk management team ensures compliance with an extensive level of procedural security for receiving, releasing and accounting for precious metal (including a Metals Accountant whose sole focus is ongoing reconciliation of the Custodian’s ounce assets and liabilities). Additionally, the Custodian’s specialist security officers, risk team and insurers will vet and approve the use of any Sub-Custodians to ensure the gold they hold for and on behalf of the Custodian is as safely and securely held by them to the same high standards as those of the Custodian.

The Custodian must allocate, or cause to be allocated, ownership of gold to the Trust Allocated Metal Account such that no amount of gold remains standing to the credit of the Trust Unallocated Metal Account at the Custodian’s close of business on each Business Day. In the event that the Custodian is unable to fully effect such allocation by such time due to reasons outside of its or its Sub-Custodian’s control, the Custodian will use reasonable efforts to cause such allocation as soon as possible.

The Custodian converts the Trust’s gold between allocated and unallocated gold when: (1) Authorized Participants engage in creation and redemption transactions with the Trust; (2) gold is transferred to the Custodial Sponsor’s account to pay the Custodial Sponsor Fee or reimburse costs, expenses and other amounts to which the Custodial Sponsor is entitled to be reimbursed in accordance with the Trust Agreement; or (3) gold is sold to pay Trust expenses. The Custodian will facilitate the transfer of gold in and out of the Trust through the GC Metal Account as applicable. The Custodian is responsible for allocating gold to the Trust Allocated Metal Account. The Custodian’s obligations in relation to gold owned by the Trust and held in safekeeping by the Custodian (whether in the Trust Unallocated Metal Account, Trust Allocated Metal Account or the GC Metal Account) are held subject to the Government Guarantee.

If for any reason Physical Gold credited to the Trust Allocated Metal Account (i) does not meet the requirements for Physical Gold or (ii) does not contain the number of Fine Ounces that has been reported to the Trustee, the Custodian shall as soon as practical replace such Physical Gold with Physical Gold that meets the requirements for Physical Gold or contains the number of Fine Ounces reported to the Trustee by (i) debiting the Trust Allocated Metal Account and crediting the Trust Unallocated Metal Account with the requisite amount of Physical Gold to be replaced, (ii) providing replacement Physical Gold that is of an amount that approximates the amount of Physical Gold to be replaced as closely as practical, and (iii) debiting the Trust Unallocated Metal Account and crediting the Trust Allocated Metal Account with the requisite amount of replacement Physical Gold. The Custodian shall not start the foregoing replacement process on a particular Business Day unless it is reasonably sure that such replacement process can be started and completed in the same Business Day. The Custodian shall notify the Trustee as soon as practicable on the Business Day (but no later than the end of business on such Business Day) when (i) the Custodian has determined that Physical Gold credited to the Trust Allocated Metal Account is to be replaced and (ii) when replacement Physical Gold has been credited to the Trust Allocated Metal Account in accordance with the above instructions. The cost of any such replacement shall be borne by the Custodian.

The Custodian may from time to time employ Sub-Custodians solely for the custody and safekeeping of Physical Gold, including in locations where the Custodian does not maintain its own vaulting or other secure storage facilities or when the Custodian’s vaulting facilities are insufficient to hold the Physical Gold of the Trust. The Custodian will use reasonable care in selecting any Sub-Custodian. In selecting any Sub-Custodian with reasonable care, the Custodian is to determine if such Sub-Custodian can reasonably be expected to operate in a reasonable and prudent manner and in compliance with all relevant laws, rules and regulations applicable to its services as a sub-custodian of Gold. Any Physical Gold held by a Sub-Custodian shall be recorded by the Custodian as being held in the Trust Allocated Metal Account at all times. The Custodian shall be liable in contract, tort or otherwise for any loss, damage or expense arising directly or indirectly from any act or omission, or insolvency, of any Sub-Custodian. The Custodian will provide the Trustee and the Administrative Sponsor with the name and address of any Sub-Custodian the Custodian selects, along with any other information which the Trustee or the Administrative Sponsor may reasonably request concerning the appointment of such Sub-Custodian.

The Custodian will provide the Trustee with regular reports detailing the gold transfers in and out of the Trust Unallocated Metal Account and identifying the gold bars held in the Trust Allocated Metal Account.

The Custodian receives the Custodial Sponsor Fee under the terms of the Trust Agreement and shall receive no additional compensation for its services to the Trust under the Custody Agreement. The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. The Trustee, on behalf of the Trust, has entered into agreements with the Custodian, under which the Custodian maintains the Trust Allocated Metal Account and the Trust Unallocated Metal Account.

Under the Trust Agreement, the Administrative Sponsor, in consultation with the Custodial Sponsor, is responsible for appointing accountants or other inspectors to monitor the accounts and operations of the Custodian and for enforcing the obligations of the Custodian as is necessary to protect the Trust and the rights and interests of the investors. Under the Custody Agreement, the Custodian has agreed, and will procure that any Sub-Custodian will agree, to permit Physical Gold auditors access to their respective premises during normal business hours to examine the gold held for the Trust and such records as they reasonably require. The Trustee has no obligation to monitor the activities of the Custodian or any Sub-Custodian other than to receive and review such reports of the gold held for the Trust by the Custodian and of transactions in gold held for the account of the Trust made by the Custodian pursuant to the Custody Agreement.

Inspection of Gold

Under the Custody Agreement, the Custodian will allow, and will procure that any Sub-Custodian that the Custodian appoints allow, the Administrative Sponsor and the Trustee and their Physical Gold auditors, access to its premises during normal business hours, to examine the Physical Gold held in the Trust Allocated Metal Account and such records as they may reasonably require to perform their respective duties with regard to investors in Shares. The Trustee agrees that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures, and the first two audits in any calendar year shall be at the Custodial Sponsor’s expense, and any further audit in such calendar year shall be considered an extraordinary expense (as defined in the Trust Agreement) of the Trust. Reasonable prior notice shall be provided to the Custodial Sponsor of any such audit.

The Gold Industry

Gold Supply and Demand

Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2010-2016 and is based on information reported in Gold Focus 2018.

Tonnes	2013	2014	2015	2016	2017
SUPPLY
Mine Production	3,075	3,150	3,216	3,275	3,292
Old Scrap	1,255	1,194	1,129	1,291	1,167
Net Hedging Supply	–	105	13	33	–
Total Supply	4,330	4,448	4,358	4,599	4,458
DEMAND
Jewellery Fabrication	2,749	2,526	2,460	1,999	2,143
Industrial Demand	350	349	332	323	333
Net Physical Investment	1,717	1,058	1,072	1,063	1,035
Net Hedging Demand	25	–	–	–	26
Net Central Bank Buying	646	584	577	390	374
Total Demand	5,487	4,517	4,440	3,775	3,911
Market Balance	(1,157)	(68)	(83)	824	548
Net Investment in ETPs	(912)	(184)	(125)	547	203
Market Balance less ETPs	(245)	116	42	277	345
Gold Price (US$/oz, London)	1,411	1,266	1,160	1,251	1,257

Source: Gold Focus 2018.

Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

According to the data above, gold supply averaged 4,439 tonnes (t) per year between 2013 and 2017. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,202t per year from 2013 through 2017. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,207t annually between 2013 through 2017.

According to the data above, gold demand averaged 4,426t per year between 2013 and 2017. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 54% of the identifiable demand from 2013 through 2017 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27%.

Central bank purchases averaged 514t during the same period. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

Historical Price of Gold

The price of gold is volatile and its fluctuations are expected to have a direct impact on the value of the Trust’s price per share. However, movements in the price of gold in the past, and any past or present trends, are not a reliable indicator of future movements.

Movements in the price of gold may be influenced by various factors, including economic concerns, announcements from central banks regarding a country’s reserve gold holdings, fluctuations in the value of the U.S. dollar and global political uncertainty.

The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from June 1992 through December 2018. The price of gold in the chart is based on the London AM Gold Fix and the LBMA Gold Price AM. The LBMA Gold Price replaced the previously established London Gold Fix on March 20, 2015.

Source: LBMA

Operation of the Gold Bullion Market

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-the-Counter Market for Gold

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in a specific transaction. The three products relevant to the LBMA are spot (S) contracts, forward (F) contracts and options (O) contracts. A “spot contract” is a contract to buy or sell gold typically on or before two Business Days following the date of the execution of the contract. A “forward contract” is an agreement to buy or sell gold at a future date beyond the spot date at a price set at the time of the contract. An “option contract” is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of gold at a predetermined rate during a period or at a time in the future. There are thirteen LBMA Market Makers who provide the service in one, two or all three products. Of the thirteen LBMA Market Makers, there are five Full Market Makers and eight Market Makers. The five Full Market Makers quoting prices in all three products are: Citibank N A, Goldman Sachs, HSBC Bank, JP Morgan Chase Bank and UBS. The eight LBMA Market Makers who provide two-way pricing in either one or two products are: ICBC Standard Bank (S), Merrill Lynch International (S, O), Morgan Stanley & Co International (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia -ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet their clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, New York and Zurich. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA.

In the OTC market, the standard size of gold trades ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically $0.50 per ounce. Transaction costs in the OTC market are negotiable between the parties and therefore vary widely, with some dealers willing to offer clients competitive prices for larger volumes, although this will vary according to the dealer, the client and market conditions. Cost indicators can be obtained from various information service providers, as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the difference between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the New York Commodities Exchange (an affiliate of the Chicago Mercantile Exchange, Inc.).

The London Bullion Market Association (LBMA)

The LBMA is a trade association that, among other duties, maintains and publishes “Good Delivery” lists that establish a set of criteria that a refiner and its gold must satisfy before being accepted for trading. Although the market for Physical Gold is distributed globally, most over-the-counter market trades are cleared through London. The LBMA coordinates the market for gold and acts as the principal point of contact between the market and its regulators.

A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold as well as the specifications to which a bar/ingot must adhere. The LBMA also coordinates market clearing and vaulting, and promotes good trading practices.

“Good Delivery” is a list of specifications a bar or ingot must meet to trade on the London gold markets. The standards for gold bars meeting the “London Good Delivery Lists” are published in LBMA’s “The Good Delivery Rules for Gold and Silver Bars.”

Gold is usually traded on the London market on a loco London basis. This means the gold is physically held in vaults in London or is transferred into accounts established in London. Payment upon settlement and delivery of a loco London spot trade is usually in US dollars, two business days after the trade date. Delivery of the gold is either by physical delivery or through the LBMA clearing system to an unallocated account.

Futures Exchanges

Although the Trust will not invest in gold futures, information about the gold futures market is relevant as such markets are a source of liquidity for the overall market for gold and impact the price of gold.

The major futures and options exchanges include the New York Commodities Exchange, the Multi Commodity Exchange of India, the Tokyo Commodities Exchange, and the Shanghai Futures Exchange. Other leading exchanges for gold derivatives trading include NYSE Liffe and Dubai Gold & Commodities Exchange. Gold futures and options are traded on these exchanges in standardized transaction sizes and delivery dates. Only a small portion of the gold futures market turnover is typically physically delivered.

Over recent years China has become an important source of gold demand and its futures markets have grown. Gold futures contracts are traded on the Shanghai Futures Exchange and the Shanghai Gold Exchange.

Creation and Redemption of Shares by Authorized PArticipants

The Trust issues and redeems Baskets only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined Fine Ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Orders to create and redeem Baskets may be placed only by Authorized Participants. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Administrative Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee. Multiple Baskets may be created on the same day, provided each Basket meets the requirements described below.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to effect any sale or resale of shares.

Creation Procedures - Authorized Participants

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Purchase orders must be placed prior to the Order Cutoff Time on any business day. The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit gold with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant also must have wired to the Trustee the amount of the applicable transaction fees and expenses due for the purchase order, including the Trustee’s fee and all taxes, governmental charges and fees payable in connection with such deposit, the transfer of gold and the issuance and delivery of shares.

Determination of Required Deposits

The Trustee shall determine the Basket Gold Amount for each Business Day, and each such determination thereof and the Trustee’s resolution of questions concerning the composition of the Basket Gold Amount shall be final and binding on all persons interested in the Trust.

Fractions of a Fine Ounce of gold included in the Basket Gold Amount smaller than 0.001 Fine Ounces shall be disregarded. The Custodial Sponsor shall publish, or shall designate the Administrative Sponsor or other persons to publish, for each Business Day, the Basket Gold Amount.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its account, if held at the Custodian, with the required gold deposit amount and, if the Authorized Participant does not maintain its account with the Custodian, causing the required gold deposit to be transferred to the Custodian, by 8:00 a.m. (London time) on the second business day following the purchase order date. No shares are issued unless and until the Custodian has informed the Trustee that it has credited to the Trust the corresponding amount of gold. Upon transfer of the gold deposit amount to the Trust, the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold, until such gold has been received by the Custodian on behalf of the Trust, shall be borne solely by the Authorized Participant.

Rejection of Purchase Orders

The Trustee may, and upon direction of a Sponsor shall, reject a gold deposit at any time (i) when the Trustee’s transfer books are closed, (ii) if the Custodian has informed the Trustee and the Administrative Sponsor that it is unable to allocate gold to the Trust Allocated Metal Account, or (iii) if any such action is deemed necessary or advisable by the Custodial Sponsor, for any reason in its sole discretion at any time or from time to time, but only after consulting with the Administrative Sponsor. Neither the Trustee nor a Sponsor will be liable for the rejection of any purchase order or gold deposit.

Redemption Procedures - Authorized Participants

The procedures by which an Authorized Participant can redeem one or more Baskets will mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed prior to the Order Cutoff Time on each business day the NYSE Arca is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow only Authorized Participants to redeem Baskets. An investor may not redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust no later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

The redemption distribution from the Trust will consist of a credit to the redeeming Authorized Participant’s account representing the amount of the gold held by the Trust evidenced by the shares being redeemed as of the date of the redemption order. Fractions of a Fine Ounce included in the redemption distribution smaller than 0.001 of a Fine Ounce are disregarded. A redeeming Authorized Participant is responsible for any applicable tax, fees or other governmental charge that may be due, as well as any charges or fees in connection with the transfer of gold and the issuance and delivery of shares, and any expense associated with the delivery of gold other than by credit to an Authorized Participant’s unallocated account with the Custodian or another LBMA-member clearing bank.

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the third business day following the redemption order date if, by 9:00 a.m. New York time on the second business day following the redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed.

The Custodian will arrange for the redemption amount in gold to be transferred from the Trust Allocated Metal Account to the Trust Unallocated Metal Account, and, ultimately, to the redeeming Authorized Participant’s account. With respect to a redemption order provided in the ordinary course, the Custodian shall deliver unallocated gold to the account indicated by the redeeming Authorized Participant in its redemption order on the third business day following the order date, unless a different business day is expressly agreed to by the parties at the time of the transaction.

Suspension or Rejection of Redemption Orders

The Trustee may, in its discretion, and will when directed by the Custodial Sponsor, suspend the right of redemption, or postpone the redemption settlement date or reject a particular redemption order (1) for any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable, or (3) for such other period as the Sponsors determine to be necessary for protection of registered owners of shares. Neither a Sponsor nor the Trustee will be liable to any person or in any way for any loss or damages that may result from any such suspension, postponement or rejection.

The Trustee will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsors.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, recording tax, value added tax or similar tax or other governmental charge applicable to the creation or redemption of Baskets - and delivery and receipt of gold pursuant thereto regardless of whether such tax or charge is imposed directly on the Authorized Participant. By placing a purchase order or redemption order, an Authorized Participant agrees to indemnify the Sponsors, the Trustee and the Trust if any of them is required by law to pay any such tax or charge, together with any applicable penalties, additions to tax and interest thereon.

TAKING DELIVERY OF PHYSICAL GOLD

In exchange for its shares, an investor is entitled to receive from Gold Corporation an amount of Physical Gold in return for such shares on the day on which the investor’s broker-dealer submits his or her shares to Gold Corporation in exchange for Physical Gold. The number of shares to be delivered by an investor and the corresponding amount of Physical Gold received for such shares shall be specified by Gold Corporation from time to time and notified by Gold Corporation to the investor in an Application. None of the Trustee, the Administrative Sponsor or the Trust are involved in the exchange of an investor’s shares for Physical Gold.

Application

Investors interested in taking delivery of Physical Gold in exchange for their shares in the Trust must first contact Gold Corporation to discuss the types of Physical Gold, availability dates, product premiums, delivery fees, and suitable delivery locations and methods.

To proceed, an investor must provide Gold Corporation with sufficient details to enable Gold Corporation to identify the investor as a person owning a beneficial interest in any shares of the Trust (“Beneficial Owner”) and to establish a Customer Account for the investor with Gold Corporation. Gold Corporation may determine (in its absolute discretion) whether the investor has provided sufficient details to identify the investor as a Beneficial Owner and to open the Customer Account with Gold Corporation. The Customer Account is established in Australia and is governed by the laws of the State of Western Australia and applicable laws of the Commonwealth of Australia. To the extent that an investor wishes to maintain a Gold Corporation account to hold Physical Gold on an ongoing basis, the investor will have online account access to conduct transactions with respect to gold in the investor’s account.

Based upon this discussion with Gold Corporation, the investor is provided a pre-populated Application, including any applicable product premiums, delivery fees and any other fees and charges that apply to the Application. Gold Corporation is entitled to receive all such premiums, fees and charges in consideration for facilitating the delivery of the agreed Physical Gold products to the investor. The Application will set forth the number of shares to be delivered to Gold Corporation for the amount of Physical Gold requested. The investor shall be responsible for any applicable taxes or governmental charges. The Application will also contain a Delivery ID and the investor’s Customer Account number with Gold Corporation.

Investors interested in taking delivery of Physical Gold in exchange for their shares in the Trust must duly sign and submit the Application to Gold Corporation within the Quotation Window. An Application expresses the investor’s intention to deliver shares for Physical Gold on the Share Submission Day. The investor must also provide instructions to his or her broker-dealer to effect the exchange of shares for Physical Gold on the Share Submission Day. Gold Corporation may reject any Application. An Application may be found on the website www.aaauetf.com.

Minimum Purity of Bars for Exchange

Gold Corporation will supply, for the purpose of delivery to investors requesting Physical Gold, coins, cast bars and minted bars without numismatic value having a minimum fineness (or purity) of 995 parts per 1,000 (99.5%).

Delivery Amount and Share Submission Quantity

The pre-populated Application specifies the type and quantity of Physical Gold to be delivered and the number of shares to be tendered in exchange. The Share Submission Quantity corresponds to the Fine Ounce content of Physical Gold requested and shall equal a whole number of shares representing an aggregate number of Fine Ounces equal to the Physical Gold requested plus any applicable product premiums and delivery fees. The transaction will involve no payments of cash and will be wholly-settled in shares.

Gold Corporation publishes on its website a calculator to estimate the amount of Physical Gold to be received in exchange for a certain number of shares to be delivered. Any such estimate shall be non-binding on the investor and Gold Corporation. The Share Submission Quantity may be rejected if Gold Corporation incurs extraordinary expenses between the submission of the Application and the Share Submission Day.

In the event the investor transfers a number of shares not corresponding to the Application, the investor must make any arrangements directly with Gold Corporation and Gold Corporation reserves the right to reject the initial quote, and any additional costs incurred by Gold Corporation as a result of an incorrect number of shares being delivered will be borne by the investor. Gold Corporation may decline to approve the Application for any reason. In addition, the delivery of Physical Gold in exchange for shares shall be suspended in the event Gold Corporation resigns as Custodial Sponsor or is otherwise unable or unwilling to accept applications from investors to take delivery of Physical Gold.

Product Premiums and Other Charges

The exchange of shares for the delivery of Physical Gold is subject to prevailing product prices, which are disclosed on the Trust’s website, and the delivery fees associated with the transport of Physical Gold to investors, subject to transport providers’ rates from time to time. Product prices will be based on the type of Physical Gold that is being requested.

The Trust’s website contains a calculator to provide shareholders an estimate of the number of shares to be exchanged for the various products offered. Such fees will be expressed in terms of the number of Shares to be delivered to the Gold Corporation for the amount of Physical Gold requested. Such fees will be provided to an investor as part of the pre-populated Application. The number of ounces represented by the shares delivered will generally be higher than the amount of ounces of gold to be delivered, because the number of shares delivered will also cover delivery charges and product premiums.

The table below includes examples of products available from The Perth Mint and provides a snapshot of the gold products available as of the date of this document. Further details of The Perth Mint’s extensive product range are available from The Perth Mint’s website: http://www.perthmint.com.

Type of Gold
London bars
1 ounce Australian minted bars
1 ounce Australian Kangaroo Coins
32.148 ounce (1kg) 99.99% cast bar

Delivery Fees: The delivery fees cover the cost of preparing and transporting Physical Gold from the Gold Corporation to the location specified by the investor in the Application. The delivery fees may also include the cost of insuring Physical Gold during transport.

Sales Taxes: In the United States of America, Gold Corporation currently does not anticipate sales taxes applying to the delivery of gold to investors. However, if such taxes or similar sales or value added taxes do apply in any jurisdiction, they are the sole responsibility of the investor.

Delivery Method

Gold Corporation will ship Physical Gold to an investor using accepted business practices for precious metals delivery that may include, amongst others, use of a conventional shipping carrier (e.g., U.S. Postal Service, Federal Express, United Parcel Service); or an armored transportation service.

Investors should contact Gold Corporation to discuss delivery method and location. Investors should be aware that the gold delivered is likely to represent a substantial U.S. dollar value:

•	Shipments may be broken down into multiple smaller shipments and possibly shipped on different days to meet insurance requirements of the shipping carrier or the investor and any requirements of the associated carriers. An investor can utilize a shipping carrier only if insurance requirements can be met and the investor and Gold Corporation agree on an acceptable delivery destination. A conventional shipping carrier may deliver gold to residential addresses.

•	Armored Transportation Service will only deliver to certain trusted locations; an Armored Transportation Service does not deliver to residential addresses.

•	An investor can utilize an armored truck service only if the investor and the Armored Transportation Service agree on an acceptable delivery destination. London Bars will only be transported using Armored Transportation Service.

Gold Corporation may decline an Application if a delivery method and location is not agreed upon.

Procedure for Submission of Application

Having received a pre-populated Application, the investor must submit a signed Application to Gold Corporation within the Quotation Window. An Application expresses the investor’s intention to exchange shares for Physical Gold on the stated date. Gold Corporation will screen and approve the Application.

Applications received after 4:00 P.M. Eastern Time are considered to have been received the next business day. Investors will be advised of reasons for any delay. For Gold Corporation to approve an Application, the following conditions must be met:

•	The Application must be submitted in a form satisfactory to Gold Corporation. Gold Corporation shall confirm that:

o	The Delivery ID matches the Application with respect to the amount of Shares to be delivered, the Physical Gold requested, and other applicable terms; and

o	The Application otherwise is in good order.

•	Gold Corporation may decline to approve Applications for any reason, in its sole discretion. Upon final approval of the Application by Gold Corporation, Gold Corporation shall return a copy of the Application to the investor.

•	Upon receipt of final approval of the Application by Gold Corporation, the investor shall instruct the investor’s broker to transfer the Shares to the account of Gold Corporation prior to the Order Cutoff Time on the designated Share Submission Day.

The transfer of shares, accompanied by the approved Application, is a binding and irrevocable request to take delivery of Physical Gold in exchange for shares based on instructions in the Application. In the event the investor transfers a number of shares not corresponding to the Application, the investor must make any arrangements directly with Gold Corporation, and Gold Corporation reserves the right to reject the initial quote and any additional costs incurred by Gold Corporation as a result of an incorrect number of shares being delivered will be borne by the investor. Gold Corporation may decline to approve the Application for any reason. In addition, the delivery of Physical Gold in exchange for shares shall be suspended in the event Gold Corporation resigns as the Custodial Sponsor or is otherwise unable or unwilling to accept applications from investors to take delivery of Physical Gold.

Gold Corporation shall arrange for and promptly ship the requested Physical Gold to the investor in accordance with the instructions provided by the investor in the Application. Prior to signing an acknowledgment of receipt of Physical Gold, the investor must notify Gold Corporation in writing of any complaints or objections concerning the shipment, delivery or receipt of the Physical Gold. Upon signing the acknowledgment of receipt, the investor will be deemed to have accepted receipt of the Physical Gold in full satisfaction of the Physical Gold due the investor and to have waived any and all claims the investor may have concerning the Physical Gold received by the investor.

Anti-Money Laundering Screening

Gold Corporation will comply with all relevant anti-money laundering requirements in connection with its processing of each Application for Delivery of Physical Gold. Investors may be subject to Anti-Money Laundering screening in connection with Australian anti-money laundering laws when they submit the Application to take delivery of Physical Gold. Gold Corporation will not pre-approve an Application if Gold Corporation has concerns about fraudulent conduct or money laundering activity. Corporate and non-U.S. investors are cautioned that their Applications may be delayed or rejected if Gold Corporation is not able to verify the identity of the investor.

Tax Responsibility

Investors are responsible for any transfer tax, sales or use tax, recording tax, value added tax or similar tax or other governmental charge applicable to the receipt of gold, regardless of whether such tax or charge is imposed directly on the investor. Each investor agrees to indemnify the Sponsors, the Trustee and the Trust, promptly on request, if any of them is required by law to pay any such tax or charge, together with any applicable penalties, additions to tax and interest thereon.

The Perth Mint

Gold Corporation, the Trust’s Custodial Sponsor and Custodian, was empowered to take over the operations of The Perth Mint to mint and market gold, silver and platinum Australian legal tender coinage to investors and collectors worldwide.

For over a century, The Perth Mint has produced high purity gold and silver bullion and minted fine coins and bullion bars. The Perth Mint is owned by the Western Australian Government and operated by Gold Corporation (a Western Australian statutory corporation). The Perth Mint provides precious metal investment and storage solutions to more than 30,000 investors in over 130 countries and is a trusted supplier and trader of precious metal investment products to some of the world’s leading companies.

The Perth Mint is much more than a traditional mint. As a vertically integrated precious metals business, it offers its services throughout the entire precious metals value chain. The Perth Mint’s breadth of services and global reach means it can develop and nurture markets for precious metals. With a reputation built on more than a century of refining and minting excellence, the mark of The Perth Mint stands as a seal of quality and assurance.

Perth Mint Facts:

•	100% owned by the Western Australian Government and operating under a legislated Western Australian government guarantee contained within the Gold Corporation Act. There is no dollar limit or similar restriction with respect to the Trust’s ability to enforce the guarantee against the Government of Western Australia.
•	The only LBMA accredited gold and silver refinery in Australia.
•	The Perth Mint’s investment bars are internationally acceptable and tradeable, with The Perth Mint being one of only a few global refiners accredited by all five of the world’s major gold exchanges.
•	Australia is the world’s second largest producer of newly mined gold (approximately 295 tonnes per annum) and is the world’s largest exporter of newly-mined gold. The Perth Mint refined approximately 95% of Australia’s gold production in fiscal year 2016, a total of approximately 275 tonnes of gold.
•	Operates the largest refinery by volume and the largest bullion vault in the southern hemisphere.
•	Licensed to produce legal tender coins (16.22 million coins, medallions and minted bars sold in 2015-16).
•	The Perth Mint’s well-established Western Australian Government guaranteed Depository provides precious metals storage services to central banks, pension funds, corporate and private clients located throughout the world.
•	The Perth Mint’s legal tender coins, medallions and minted bars are recognized for their quality and design.
•	The Perth Mint offers a variety of gold products. Current examples of products available from The Perth Mint include London bars, 1 oz. Australian bars, 1 oz. Australian Kangaroos and 1 kg 99.99% bars.

CORPORATE INFORMATION

The Trust’s website address is www.aaauetf.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Item 1A.	Risk Factors

The value of our shares fluctuates based upon the price of the gold held by the Trust. Fluctuations in the price of gold could materially adversely affect an investment in the shares, which creates the potential for losses, regardless of the period of time the shares are held.

The shares are intended to track the performance of the price of gold. The value of the shares relates directly to the value of the gold owned by the Trust. Therefore, the value of the shares will fluctuate with the price of gold. The Trust does not actively manage the gold it holds and does not use any hedging techniques to attempt to reduce the risk of losses resulting from price decreases. The price of gold has fluctuated widely over the past several years. This exposes an investment in shares to potential losses. Several factors may affect the price of gold and, as a result, the value of the shares, including the following:

•	Global supply and demand, which is influenced by factors including: (1) forward selling by gold producers; (2) purchases made by gold producers to unwind gold hedge positions; (3) central bank purchases and sales; (4) production and cost levels in major gold-producing countries; and (5) new production projects;

•	Investors’ expectations regarding future inflation rates;

•	Currency exchange rate volatility;

•	Interest rate volatility; and

•	Unexpected political, economic, global or regional incidents.

Investors should be advised that there is no assurance that gold will maintain its long-term value in terms of U.S. dollar value in the future. In the event that the price of gold declines, the value of an investment in the shares is expected to decline proportionately.

The international gold market has experienced historically high trading prices in recent years. Because there can be no assurance that this historically high trading price of gold will be sustained, there could be significant decreases in the value of net assets and the Net Asset Value of the Trust.

Prices in the international gold market have reached historically high levels in recent years. The price of Physical Gold going forward and, in turn, the future value of net assets of the Trust, may be dependent upon factors that include global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility. An adverse development with regard to one or more of these, or other factors may lead to a decrease in gold bullion currency trading prices. In addition, the possibility of large scale distress sales of gold in times of financial crisis may negatively impact the price of gold. A decline in prices of gold would decrease the value of net assets and the Net Asset Value of the Trust.

Substantial sales of gold by central banks, governmental agencies and multi-lateral institutions could adversely affect an investment in the shares.

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

The Trust invests only in gold. As a result, the Trust’s holdings are not diversified. Accordingly, the Trust’s Net Asset Value may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. The price of gold can be volatile because gold is comparatively less liquid than other commodities. Fluctuations in the price of gold are expected to have a direct impact on the value of the shares.

An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Trust. Investors should review closely the objectives and strategy and redemption provisions of the Trust, as discussed herein and familiarize themselves with the risks associated with an investment in the Trust.

Trust shares may trade at Net Asset Value or at a price that is above or below Net Asset Value. Any discount or premium in the trading price relative to the Net Asset Value per share may widen as a result of the different trading hours of NYSE Arca and other exchanges.

Trust shares may trade at, above or below the Net Asset Value per share. The Net Asset Value per share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the shares will fluctuate with changes in the Net Asset Value per share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the Net Asset Value per share may be influenced by non-concurrent trading hours between the NYSE Arca and major gold markets. While the shares will trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the shares may widen.

The lack of an active trading market for the shares could result in losses on your investment at the time of disposition of your shares.

Prior to the listing of the shares on the NYSE Arca, there had been no market for the shares. Although shares are listed for trading on NYSE Arca, there can be no assurance that an active trading market for the shares will develop or be maintained. If an active public market for the shares does not develop or continue, the market prices and liquidity of the shares may be adversely affected. If you need to sell your shares at a time when no active market for them exists, the absence of an active market will most likely adversely affect the price you receive for your shares (assuming you are able to sell them).

There may be situations where the Trust suspends redemptions of Baskets by Authorized Participants, which could affect the price of the shares. To the extent the value of gold declines, these delays may result in a decrease in the value of the gold received upon redemption by an Authorized Participant, as well as a reduction in liquidity for all investors in the secondary market.

Although shares are redeemable by Authorized Participants in exchange for the underlying amount of gold, redemptions by Authorized Participants may be suspended during any period while regular trading on NYSE Arca is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or for such other period as the Sponsors determine to be necessary for protection of registered owners of shares. If any of these events occurs at the time of a redemption by an Authorized Participant, and the price of gold decreases before the redemption occurs, an Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of its shares, had the redemption taken place when it was originally intended to occur. As a consequence, Authorized Participants may reduce their trading in shares during periods of suspension, decreasing the number of potential buyers of shares in the secondary market and the price an investor may receive upon sale.

There may be situations where Gold Corporation suspends or rejects the exchange of shares for Physical Gold, which could affect the price of the shares. To the extent the value of gold declines, these delays may result in a decrease in the value of the Physical Gold received by an investor, as well as a reduction in liquidity for all investors in the secondary market.

The exchange of shares for Physical Gold may be suspended or rejected by Gold Corporation during any period (i) while regular trading on NYSE Arca is suspended or restricted, (ii) in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or (iii) for such other period as Gold Corporation may deem necessary or advisable including due to the inability to transport gold or the lack of liquidity in the market. In addition, Gold Corporation shall reject the delivery of shares by an investor (1) if the number of shares delivered does not correspond to the number of shares specified in the Application provided to the investor based upon its discussion with Gold Corporation or are not delivered on the designated Share Submission Day, or (2) if the delivered shares are not accompanied by proper instructions or by an approved Application. Additionally, Gold Corporation may decline to approve an Application for any reason. The delivery of Physical Gold in exchange for shares shall be suspended in the event Gold Corporation resigns as the Custodial Sponsor or if Gold Corporation is otherwise unable or unwilling to accept applications from investors to take delivery of Physical Gold. In such a case, an investor would have no available mechanism to exchange shares for Physical Gold. If any of these events occurs at the time that an Application has been received, and the price of gold decreases before the Application is processed, an investor will sustain a loss with respect to the amount of Physical Gold that it would have been able to obtain in connection with the exchange of the investor’s shares had the exchange taken place when it was originally intended to occur. In addition, there may be a reduction in the trading of shares during periods of suspension, decreasing the number of potential buyers of shares in the secondary market and the price an investor may receive upon sale.

The withdrawal of an Authorized Participant and substantial redemptions by Authorized Participants could affect the liquidity of the shares. The liquidity of the shares also may be affected by substantial redemptions by Authorized Participants related to or independent of the withdrawal from participation of Authorized Participants.

In the event that there are substantial redemptions of shares or one or more Authorized Participants with a substantial interest in the shares withdraws from participation, the liquidity of the shares will likely decrease which could adversely affect the market price of the shares and result in an investor incurring a loss on an investment in the shares.

The price of gold may be affected by the sale of other investment vehicles, such as ETVs tracking gold markets, which could negatively affect gold prices and the price and Net Asset Value of the shares.

To the extent existing exchange traded vehicles (ETVs) tracking gold markets represent a significant proportion of demand for gold, large redemptions of the securities of these ETVs could negatively affect gold prices and the price and Net Asset Value of the shares.

Future governmental decisions may have significant impact on the price of gold, which may result in a significant decrease or increase in the value of the net assets and the Net Asset Value of the Trust.

Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold, and may result in a significant decrease or increase in the value of the net assets and the Net Asset Value of the Trust.

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of shares, including:

•	A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the shares.

•	A significant change in the attitude of speculators and investors towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively impacting the price of the shares.

•	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the shares.

•	A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the shares would be similarly affected.

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

Although the Trust does not insure gold held by the Custodian, the Custodian’s obligations in relation to gold owned by the Trust and held in safekeeping by the Custodian are subject to the Government Guarantee in the event the Gold is lost, damaged, or stolen. The Custodian also has comprehensive insurance in place to cover the risks of holding Gold. In such instances, if the Custodian is unable to satisfy any claims against it (including through any insurance arrangements in place), the Trust will need to rely on the Government of Western Australia’s ability to satisfy the obligations of the Custodian that are subject to the Government Guarantee. There is no dollar limit or similar restriction with respect to the Trust’s ability to enforce the Government Guarantee against the Government of Western Australia. However, if the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering the Government of Western Australia liable to the Trust under the terms of the Government Guarantee, it is possible that, in certain instances, the Government of Western Australia may not be able to satisfy the Trust’s claim, for instance if the solvency of the Government of Western Australia is inadequate after recourse to insurers and others have been exhausted. In addition, there is a risk that future legislative action could alter the terms of the Guarantee applicable to gold held by Gold Corporation. Moreover, losses due to nuclear accidents, terrorism, riots, acts of God, insurrections, strikes and similar causes beyond the control of the Custodian and for which the Custodian would not be liable may be sustained by the Trust.

Any loss of gold owned by the Trust that is not recovered will result in a corresponding loss in the Net Asset Value and it is reasonable to expect that such loss will also result in a decrease in the value at which the shares are traded on NYSE Arca.

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

The Trust relies on the information and technology systems of the Trustee, the Custodian, and the Sponsors, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions, which could affect your personal information or result in a decline in the price of the shares.

The Custodian, the Trustee and the Sponsors depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely affect their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

In September 2018, The Perth Mint, which is operated by the Custodian, announced that it experienced a data breach that involved the taking of personal details belonging to approximately 3,200 online customers, although customers’ investments remained safe and secure. The Perth Mint is working with Australian legal authorities in connection with the breach and is committed to working with affected customers to ensure their personal information is not misused. We do not believe this data breach affected any investors in the Trust because so far no investors have redeemed their shares for Physical Gold. According to The Perth Mint, there is no evidence to suggest that its own internal systems have been compromised in any way, with the breach occurring on the system of a third-party technology provider. Any breach of the Trust’s information technology infrastructure or the information technology infrastructure of the Custodian, the Trustee or either Sponsor could compromise customer personal information or result in the halting of Trust operations, the suspension of redemptions, a loss of Trust assets, or damage to the Trust’s reputation and reduce demand for the shares, all of which could result in a reduction in the price of the shares.

Gold Corporation will deliver Physical Gold to investors in exchange for their shares in accordance with an approved Application. A delay in the delivery of Physical Gold to investors could result in losses if the price of gold declines.

Gold Corporation, for an investor as customer, shall arrange for the delivery of Physical Gold to investors in exchange for their shares. After an investor irrevocably submits shares to exchange for Physical Gold, Gold Corporation will deliver Physical Gold to the investor. Because delivery time depends on many factors, including the types of Physical Gold requested and the delivery method chosen, considerable time may elapse by the time investors receive their Physical Gold. Further, because shipments of Physical Gold may be broken down into multiple smaller shipments, it may take additional time for an investor to receive all of the requested Physical Gold. A delay in the delivery of Physical Gold to investors could result in losses if the price of gold declines.

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

For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” that holds collectibles (such as the Trust) is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. investor attributable to a sale or exchange of shares held for more than one year in a taxable exchange, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

The Trust cannot make any assurances that the purchase of shares by an IRA or a Tax-Qualified Account will not constitute the acquisition of a collectible or be treated as a taxable distribution to the IRA owner or plan participant under Code section 408(m). In particular, if a redemption of shares results in the delivery of gold to an IRA or Tax-Qualified Account, it is expected that such distribution would constitute the acquisition of a collectible to the extent provided under that section. See also “Federal Income Tax Consequences.”

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

If an investor delivers shares in an exchange with the Gold Corporation for Physical Gold, the investor will be treated, for federal tax purposes, as if it directly owns a pro rata share of the Trust’s assets, which is Physical Gold.

If an investor delivers some or all of its shares in an exchange with the Gold Corporation for gold that contains the equivalent metallic content (including coins, cast bars and minted bars of the same fineness and purity) as the gold held by the Trust, such exchange is not expected to be a taxable event for the investor. However, investors should be aware that neither U.S. federal income tax law nor administrative guidance specifically address the tax consequences of an exchange of shares of a grantor trust such as the Trust, for Physical Gold not held by the Trust. Although the Trust expects that an exchange of Trust shares for Physical Gold from the Gold Corporation’s own account is not a taxable exchange, investors should consult their own tax advisors as to the specific tax consequences in their particular circumstances.

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

Investors do not have the rights normally associated with ownership of shares of other types of investment vehicles. For example, investors have extremely limited voting rights in comparison to those of shareholders in traditional operating companies.

The Trust is a passive investment vehicle with no management and no board of directors. Thus, the shares are not entitled to the same rights as shares issued by a corporation operating a business enterprise with management and a board of directors. By acquiring shares, you are not acquiring the right to elect directors, to vote on certain matters regarding the issuer of your shares or to take other actions normally associated with the ownership of shares, such as the right to bring “oppression” or “derivative” actions. Moreover, the Trustee and Sponsors may impose or increase any fees or charges applicable to the shares without a vote of the investors, subject to the provision of any required notice under the Trust Agreement. You will only have the extremely limited rights described under “Description of the Shares.”

By the acceptance of a share of the Trust, each investor consents to New York jurisdiction and waives any claim that a New York court is an inconvenient venue or is otherwise inappropriate.

Each investor, by the acceptance of a share of the Trust, consents to the non-exclusive jurisdiction of the courts of the State of New York and any federal courts located in the borough of Manhattan in New York City. By consenting to New York jurisdiction an investor waives any claim that a New York court is an inconvenient venue or is otherwise inappropriate. As such, an investor could be required to litigate a matter relating to the Trust in a New York court, even if that court may otherwise be inconvenient for the investor.

Investors will not have the protections normally associated with ownership of shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the 1940 Act and is not required to register thereunder. Consequently, investors do not have the regulatory protections provided to investors in investment companies including oversight by an independent board of directors, bans on self-dealing, and the requirement that fund assets be held separately from the assets of a fund’s adviser, among others. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and neither the Sponsors nor the Trustee are subject to regulation by the CFTC as commodity pool operators, or commodity trading advisors, in connection with the shares. Therefore, investors will not have the regulatory protections provided to investors in instruments or commodity pools regulated by the Commodity Exchange Act.

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

The obligations of the Custodian under the Custody Agreement are governed by U.K. law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting U.K. law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

If the Custodian becomes insolvent, the Trust would be an unsecured creditor, and the Custodian’s assets, and the assets of the Government of Western Australia under the Government Guarantee, may not be adequate to satisfy a claim by the Trust or any Authorized Participant.

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

The Custodian’s definitive records are prepared after the close of its business day. However, when issuing Baskets, the Trustee will rely on information reporting the amount of gold credited to the Trust’s accounts that it receives from the Custodian during the business day and that is subject to correction during the preparation of the Custodian’s definitive records after the close of business. If the information relied upon by the Trustee is incorrect, the amount of gold actually received by the Trust may be more or less than the amount required to be deposited for the issuance of Baskets.

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

The Custodial Sponsor intends to accept gold for the Custodial Sponsor Fee and reimbursement of expenses not assumed by the Custodial Sponsor. However, the Trust may be subject to certain other liabilities (for example, as a result of litigation) that have not been assumed by a Sponsor. The Trust will sell gold to pay those expenses, unless a Sponsor agrees to pay such expenses out of its own pocket and receive reimbursement from the Trust.

To the extent the Trust pays the Custodial Sponsor Fee in gold or sells gold to cover expenses or liabilities, the amount of gold represented by each share will decrease. New deposits of gold, received in exchange for new shares issued by the Trust, would not reverse this trend. A decrease in the amount of gold represented by each share results in a decrease in the price of a share even if the price of gold has not changed. To retain the share’s original price, the price of gold would have to increase. Without that increase, the lesser amount of gold represented by the share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each share, you will sustain losses on your investment in shares. For example, assuming the Trust has not incurred fees or expenses in excess of the amount the Custodial Sponsor has agreed to bear and the shares trade at the same price as the Trust’s Net Asset Value, the price of the gold represented by your shares would need to increase by the amount of the Custodial Sponsor Fee between the date of your purchase and one year later so that your shares would have the same value on both dates, not including any transaction costs you may incur to purchase your shares. The Custodial Sponsor Fee is currently 0.18% of the Net Asset Value of the Trust. As such, the value of the gold represented by a share would need to increase by at least 0.18% at the end of the first year to equal the share’s initial selling price.

The value of the shares will be adversely affected if the Trust is required to indemnify the Sponsors, the Trustee or the Custodian as contemplated in the Trust Agreement and the Custody Agreement.

Under the Trust Agreement, each of the Sponsors and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part or reckless disregard of its obligations under the Trust Agreement. Similarly, the Custody Agreement provides for indemnification of the Custodian by the Trust under certain circumstances. That means that it may be necessary to sell assets of the Trust to cover losses or liability suffered by a Sponsor, the Trustee or the Custodian. Any sale of that kind would reduce the Net Asset Value of the Trust and the value of the shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Not applicable.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Perth Mint Physical Gold ETF Shares are listed on the NYSE Arca under the symbol “AAAU” and have been listed since August 15, 2018. As of March 11, 2019, there were approximately 37 DTC participating shareholders of record of the Trust. We have never paid any cash dividends on our shares, and we do not anticipate paying cash dividends in the foreseeable future.

(b)

Not applicable.

(c)

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust did not redeem any Baskets (0 shares) during the fiscal quarter ended December 31, 2018 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
10/1/18 to 10/31/18	0	0
11/1/18 to 11/30/18	0	0
12/1/18 to 12/31/18	0	0
TOTAL	0	0

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2018
Net Assets	$89,013,610
Net investment loss	(37,112)
Net realized gain (loss) on gold transferred to pay expenses	(413)
Change in unrealized appreciation/depreciation on investment in gold bullion	4,924,512
Net investment loss per Share	(0.01)
Net realized and unrealized gain (loss) from gold bullion per Share	0.54

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and notes to the financial statements contained in this Annual Report on Form 10-K. Additionally, this MD&A contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the Private Securities Litigation Reform Act of 1995, as amended, which relate to future events or future performance. For a discussion of the forward-looking statements contained herein, please refer to the Cautionary Note Regarding Forward-Looking Statements contained in this Annual Report on Form 10-K, which is incorporated by reference herein.

Introduction

The Trust issues shares that represent units of fractional undivided beneficial interest in the Trust. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares, and have the gold securely stored by the Custodial Sponsor. An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed. The Trust’s fiscal year-end is December 31.

Investing in the Shares does not insulate the investor from risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

The divergence of the NAV per share from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

In preparing financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The following is a summary of significant accounting policies followed by the Trust. Please refer to Note 2 to the Financial Statements included elsewhere in this Annual Report on Form 10-K for further discussion of our accounting policies.

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the NAV of the Trust on each day that the NYSE Arca is open for regular trading, as promptly as practical after 4:00 p.m. New York time. The NAV of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) and cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the afternoon London gold price per troy ounce of gold for delivery in London through a member of the LBMA authorized to effect such delivery, as calculated and administered by independent service provider(s) and published by the LBMA on its website or by its successor that publicly displays prices (the “LBMA PM Gold Price”), or, if such day’s afternoon price is not available, the morning LBMA Gold Price (the “LBMA AM Gold Price”). If no LBMA Gold Price is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price.

If the Custodial Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Custodial Sponsor may instruct the Trustee to use a different publicly available price, which the Custodial Sponsor determines to fairly represent the commercial value of the Trust’s gold.

	Ounces	Fair Value

Beginning balance as of July 26, 2018*	1,000	$1,228,250
Gold bullion contributed	68,482.5	82,898,373
Gold bullion distributed	—	—
Transfers of gold to pay expenses	(20.2)	(24,827)
Change in unrealized appreciation/depreciation on investment in gold bullion	—	4,924,512
Ending balance as of December 31, 2018	69,462.3	$89,026,308

* The Trust’s operations began on July 26, 2018.

Under the Custody Agreement, the Trustee, the Administrative Sponsor and any accountants or other inspectors selected by the Administrative Sponsor may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. To date, the Administrative Sponsor has not conducted a vault audit at the Custodian’s premises and has no plans to conduct an on-site vault audit. However, we expect an audit to be conducted by an independent third party annually.

Review of Financial Results

Period Ended December 31, 2018

The Trust commenced operations on July 26, 2018. In the period from inception to December 31, 2018, 6,850,000 shares (137 Baskets) were created in exchange for 68,482.5 ounces of gold, and 20.2 ounces of gold were transferred to pay expenses. The Trust’s NAV per share increased 4.40% from $12.28 at inception to $12.81 at December 31, 2018, primarily as a result of inflows following the Trust’s launch in July.

The NAV per Share of $12.81 on December 31, 2018 was the highest during the period, compared with a low of $11.78 on August 17, 2018.

At December 31, 2018, the Custodial Sponsor held 69,462.3 ounces of gold on behalf of the Trust in its vault, 99.35% of which is allocated gold in the form of London Good Delivery gold bars including gold payable, if any, with a market value of $89,026,308 (cost: $84,101,796) based on the LBMA PM Gold Price on December 31, 2018.

The change in net assets from operations for the period ended December 31, 2018 was $4,886,987, resulting from the Custodial Sponsor Fee of $(37,112), a net realized gain of $0 on gold distributed for the redemption of shares, a net realized gain on gold transferred to pay expenses of $(413), and a net change in unrealized appreciation/depreciation on investments in gold bullion of $4,924,512. Other than the Custodial Sponsor Fee, the Trust had no expenses during the period ended December 31, 2018.

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

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At December 31, 2018, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Investors should be aware that past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the date the Trust began operations) to December 31, 2018.

Daily gold price – July 26, 2018 to December 31, 2018

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for the periods from July 26, 2018 through December 31, 2018, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 26, 2018 to September 30, 2018	$1,202.04	$1,228.75	July 26, 2018	$1,178.40	Aug. 17, 2018	$1,187.25	Sept. 28, 2018
October 1, 2018 to December 31, 2018	$1,227.74	$1,281.65	Dec. 31, 2018	$1,185.30	Oct. 1, 2018	$1,281.65	Dec. 31, 2018

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is a passive investment vehicle. It is not actively managed. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares, and have the gold securely stored by the Custodial Sponsor. Accordingly, fluctuations in the price of gold will affect the value of the Trust’s shares.

Item 8.	Financial Statements and Supplementary Data

Quarterly Information

Fiscal Period Ended December 31, 2018

	(unaudited)
	For the period Jul. 26, 2018 to Sept. 30, 2018*	Three months ended Dec. 31, 2018	For the period Jul. 26, 2018 to Dec. 31, 2018
EXPENSES
Sponsor fees	$(6,037)	$(31,075)	$(37,112)
Total expenses	(6,037)	(31,075)	(37,112)
Net investment loss	(6,037)	(31,075)	(37,112)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	(13)	(400)	(413)
Change in unrealized appreciation/depreciation on investment in gold bullion	(464,610)	5,389,122	4,924,512
Net realized and unrealized gain (loss) from operations	(464,623)	5,388,722	4,924,099
Net Increase (Decrease) in Net Assets resulting from operations	$(470,660)	$5,357,647	$4,886,987

* The Trust’s operations began on July 26, 2018.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein, which are incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal period ended December 31, 2018.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the principal executive officer and principal financial officer of the Administrative Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Administrative Sponsor, the Administrative Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2018. Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Administrative Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2018.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control over Financial Reporting

The Administrative Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and the Chief Financial Officer of the Administrative Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and the Chief Financial Officer of the Administrative Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. J. Garrett Stevens, in his respective capacity as executive officers of the Administrative Sponsor, performs certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them.

J. Garrett Stevens, age 39, has served as the Chief Executive Officer of the Administrative Sponsor since 2009. In this position, he oversees and is actively involved in the firm’s daily operations. He is also President and Chairman of the Board of the Exchange Traded Concepts Trust I and President of ETC Trust II and holds the position of Chairman of the Administrative Sponsor’s Executive Committee. Prior to joining the Administrative Sponsor, Mr. Stevens founded FaithShares in 2009 where he served as CEO, launching the first family of faith-based ETFs in the marketplace. Mr. Stevens began his professional career in 2000 as a stock broker and investment advisor at T.S. Phillips Investments, Inc. serving as vice president. Mr. Stevens holds a Bachelor’s degree in Finance from Oklahoma State University.

Item 11.	Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Custodial Sponsor’s Fee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.	Principal Accounting Fees and Services

Fees for services performed by KPMG LLP, as paid by the Custodial Sponsor from the Custodial Sponsor Fee, for the fiscal period ended December 31, 2018 were:

2018*
Audit fees	$82,500
Audit-related fees	—
Total	$82,500

* The Trust’s operations began on July 26, 2018.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal period ended December 31, 2018, are made by the Custodial Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description

4.1	Depository Trust Agreement among Gold Corporation, Exchange Traded Concepts, LLC, and the Bank of New York Mellon, dated as of July 26, 2018, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed on April 20, 2018 (file no. 333-224389)

10.1	Trust Allocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.2	Trust Unallocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCHANGE TRADED CONCEPTS, LLC
Administrative Sponsor of Perth Mint Physical Gold ETF (Registrant)

Date: March 15, 2019	By:	/s/ J. Garrett Stevens
J. Garrett Stevens
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

*	The registrant is a trust and the person is signing in his capacity as an officer of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities* and on the dates indicated.

Signature		Capacity	Date

By:	/s/ J. Garrett Stevens	Chief Executive Officer	March 15, 2019
	J. Garrett Stevens	(Principal Executive Officer)

Signature		Capacity	Date

By:	/s/ James J. Baker	Chief Financial Officer	March 15, 2019
	James J. Baker	(Principal Financial and Principal Accounting Officer)

*	The Registrant will be a trust and the persons are signing in their capacities as officers of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.

Perth Mint Physical Gold ETF

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the Audit Committee and Shareholders
Perth Mint Physical Gold ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Perth Mint Physical Gold ETF (the Trust), including the schedule of investment, as of December 31, 2018, the related statements of operations and changes in net assets for the period July 26, 2018 to December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for the period July 26, 2018 to December 31, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2018, the results of its operations, the changes in its net assets and the financial highlights for the period from July 26, 2018 through December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2018.

Columbus, Ohio
March 15, 2019

Perth Mint Physical Gold ETF

Statement of Assets and Liabilities

December 31,
2018*

Assets
Investment in gold bullion (cost $84,101,796)	$89,026,308
Total assets	89,026,308

Liabilities
Custodial Sponsor fee payable	12,698
Total liabilities	12,698

Net assets	$89,013,610

Shares issued and outstanding (unlimited number of shares authorized, no par value)	6,950,000
Net asset value per share	$12.81

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to financial statements.

Perth Mint Physical Gold ETF

Statement of Operations

For the period July 26, 2018 (commencement of operations) to December 31, 2018*

Expenses
Custodial Sponsor fee	$(37,112)
Total Expenses	(37,112)
Net investment loss	(37,112)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	(413)
Change in unrealized appreciation/depreciation on investment in gold bullion	4,924,512
Net realized and unrealized gain (loss) from operations	4,924,099

Net Income	$4,886,987
Net income per share	$1.27
Weighted average number of shares (in 000s)	3,849

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to financial statements.

Perth Mint Physical Gold ETF

Statement of Changes in Net Assets

For the period July 26, 2018 (commencement of operations) to December 31, 2018*

Net Assets - beginning of period(1)	$1,228,250
Creations	82,898,373
Net investment loss	(37,112)
Net realized gain (loss) from gold bullion transferred to pay expenses	(413)
Change in unrealized appreciation/depreciation on investment in gold bullion	4,924,512
Net Assets - end of period	$89,013,610

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.
(1)	The amount represents the initial deposit.

See notes to financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

Per Share Performance (for a share outstanding throughout each period)

For the period July 26, 2018 (commencement of operations) to December 31, 2018*

Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period(1)	$12.28

Net investment loss (a)	(0.01)
Net realized and unrealized gain (loss) on investment in gold bullion	0.54
Change in net assets from operations	0.53
Net asset value per share, end of period	$12.81

Total return, at net asset value (b)	4.32%
Net assets ($000’s)	$89,014

Ratio to average net assets (c)
Net investment loss	(0.18)%
Total expenses	(0.18)%

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.
(1)	The amount represents the initial deposit.
(a)	Calculated using average shares outstanding.
(b)	Not Annualized.
(c)	Annualized.

See notes to financial statements.

F-6

Perth Mint Physical Gold ETF

Schedule of Investment

December 31, 2018*
	Ounces	Cost	Fair Value	% of Net Assets

Gold Bullion	69,462.3	$84,101,796	$89,026,308	100.00%
Total Investments		$84,101,796	$89,026,308	100.00%
Liabilities in excess of other assets			(12,698)	0.00	%(a)
Net Assets			$89,013,610	100.00%

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.
(a)	Amount is less than 0.005%.

See notes to financial statements.

Perth Mint Physical Gold ETF

Notes to Financial Statements

1.	ORGANIZATION

Perth Mint Physical Gold ETF (the "Trust") is an investment trust formed on July 26, 2018 under New York law pursuant to a Depository Trust Agreement (the "Trust Agreement"). The Trust issues Perth Mint Physical Gold ETF Shares (the "shares"), which represent units of fractional undivided beneficial interest in the Trust. Gold Corporation (the "Custodial Sponsor") and Exchange Traded Concepts, LLC (the "Administrative Sponsor" and, together with Custodial Sponsor, the "Sponsors") are the sponsors of the Trust. The Custodial Sponsor has agreed to assume the payment of expenses incurred by the Trust, subject to a Fee Cap, except for certain expenses such as litigation expenses, taxes and other governmental charges, and extraordinary expenses. In addition, the Custodial Sponsor may perform assaying of gold and other services relating to the safe custody of gold held by the Trust, as necessary. Apart from its service as Custodial Sponsor, and pursuant to separate custodial agreements with the Trustee (defined below), Gold Corporation is responsible for holding the Trust's gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Administrative Sponsor generally oversees the performance of The Bank of New York Mellon (the "Trustee") and the Trust's principal service providers, and is responsible for preparing or causing to be prepared financial statements and certain periodic reports for the Trust, among other things. The Trustee is responsible for the day-to-day administration of the Trust.

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the "Act"). Under section 22 of the Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor under the Act (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the "Government Guarantee"). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

Physical gold that the Trust holds includes London Bars (as defined in the Trust Agreement) and other gold products having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars). The Trust issues shares in blocks of 50,000 shares called "Baskets" in exchange for gold from certain registered broker-dealers or other securities market participants (the "Authorized Participants"), which is then allocated as physical gold and safely stored by Gold Corporation, in its capacity as custodian of the Trust’s gold (the “Custodian”). The Trust issues and redeems Baskets on an ongoing basis at net asset value ("NAV") to and from Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee. Investors may request to take delivery of physical gold in exchange for their shares, at their option, by submitting their shares to the Custodial Sponsor in exchange for physical gold.

Virtu Financial BD LLC is the initial Authorized Participant and contributed 1,000 ounces of gold in exchange for 100,000 shares on July 24, 2018. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,228.35. The price of an ounce of gold was determined consistent with the method described in Note 2.2. The Trust commenced operations on July 26, 2018.

The primary objective of the Trust is to provide investors with an opportunity to invest in gold through the shares the Trust issues, referred to as Perth Mint Physical Gold ETF Shares, and have the gold securely stored by the Custodial Sponsor. An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust's operations. The Trust is not actively-managed. The shares trade on the NYSE Arca under the symbol "AAAU."

The Trust's fiscal year-end is December 31.

2.	SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), management of the Administrative Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.

The following is a summary of significant accounting policies followed by the Trust.

2.1.	Basis of Presentation

The Administrative Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2.	Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by the Custodial Sponsor, as custodian on behalf of the Trust, at Gold Corporation's vaulting facilities, generally in Perth Australia, or such other locations where the Custodial Sponsor may maintain vaulting facilities from time to time. Gold is initially and subsequently recognized at its fair value, based on the London Bullion Market Association ("LBMA") PM Gold Price.

The LBMA PM Gold Price is set at 15:00 London time via an auction independently operated and administered by ICE Benchmark Administration (IBA). The price is set in US dollars per fine troy ounces.

On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time, the Trustee will value the gold held by the Trust and will determine the Net Asset Value of the Trust. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust's reserve account, if any) and cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. All gold is valued based on its fine ounce content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 fine ounces of unallocated gold the Trust may hold is calculated by multiplying the number of fine ounces with the price of gold determined by the Trustee as follows: the Trustee values the gold held by the Trust based on the LBMA PM Gold Price, or the LBMA AM Gold Price, if such day's LBMA PM Gold Price is not available. If no LBMA PM Gold Price is available for the day, the Trustee will value the Trust's gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price. If the Custodial Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Custodial Sponsor may instruct the Trustee to use a different publicly available price that the Custodial Sponsor determines to fairly represent the commercial value of the Trust's gold. Neither the Trustee nor the Sponsors are liable to any Person for the determination that the most recently announced LBMA PM Gold Price (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith. Once the value of gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees, expenses and other liabilities of the Trust from the total value of gold and any other assets of the Trust (other than any amounts credited to the Trust's reserve account), including cash, if any. The resulting figure is the Net Asset Value of the Trust. The Trustee will also determine the Net Asset Value per share by dividing the Net Asset Value of the Trust by the number of shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any shares deemed created or redeemed on such evaluation day).

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

Level 3: Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust's own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trustee categorizes the Trust's investment in gold as a Level 1 asset within the ASC 820 hierarchy. There were no transfers between Level 1 and other Levels for the period ended December 31, 2018.

2.3.	Expenses, realized gains and losses

The Trust's only ordinary recurring fee is expected to be the fee paid to the Custodial Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the "Custodial Sponsor Fee"). The Custodial Sponsor Fee is accrued in and payable in gold. The Custodial Sponsor Fee is subsequently measured at the fair value of gold accrued with any gain or loss recorded in the Income Statement. Realized gains and losses result from the transfer of gold for share redemptions and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.4.	Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust's account. Generally, ownership of the gold is transferred within two business days of the trade date.

2.5.	Creations and Redemptions of Shares

The Trust issues and redeems shares in one or more blocks of 50,000 shares (a block of 50,000 shares is called a "Basket") only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined fine ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Orders to create or redeem Baskets may be placed only by Authorized Participants. An Authorized Participant must: (1) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution, which, but for an exclusion from registration, would be required to register as a broker-dealer to engage in securities transactions, (2) be a participant in DTC, and (3) have an agreement with Gold Corporation, as the Trust's custodian, or a LBMA gold clearing bank approved by Gold Corporation establishing an account or have an existing account meeting certain standards. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Administrative Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Administrative Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to affect any sale or resale of shares.

Changes in the shares during the period ended December 31, 2018 are:

Opening balance	100,000
Creations	6,850,000
Redemptions	—
Balance at December 31, 2018	6,950,000

2.6.	Organizational Costs

The costs of the Trust's organization are borne directly by the Custodial Sponsor. The Trust is not obligated to reimburse the Custodial Sponsor for these costs.

2.7.	Income Taxes

The Trust is classified as a "grantor trust" for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust's income, gain, losses, and expenses will "flow through" to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. There are no open tax years at period end.

3.	INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the period ended December 31, 2018:

	Amount in ounces	Amount in US$
Opening balance	1,000.0	$1,228,250
Creations	68,482.5	82,898,373
Redemptions	—	—
Transfers of gold to pay expenses	(20.2)	(24,827)
Change in unrealized appreciation/depreciation on investment in gold bullion	—	4,924,512
Balance at December 31, 2018	69,462.3	$89,026,308

4.       RELATED PARTIES - CUSTODIAL SPONSOR, ADMINISTRATIVE SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

A fee is paid to the Custodial Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Custodial Sponsor's fee, the Custodial Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust's reserve account), including cash, if any (the "Fee Cap"): the Administrative Sponsor's fee; fees for the Trustee's ordinary services and reimbursement of its ordinary out-of-pocket expenses; the Custodian's fees and expenses specified in the Custody Agreement that are assumed by the Custodial Sponsor (if any); ordinary bar allocation fees that are charged to the Custodian in connection with the Custodian's acquisition of sufficient physical gold for allocation to the Trust Allocated Metal Account in connection with a Purchase Order; ordinary or customary insurance costs and transportation fees; allocation costs associated with the allocation and de-allocation of gold to and from the Trust; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; and routine legal fees and expenses associated with the ordinary course of the Trust's operations. The Custodial Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust; taxes and other governmental charges; indemnification of the Trustee or the Administrative Sponsor pursuant to the Trust Agreement; any expenses that are in excess of the Fee Cap; extraordinary expenses incurred on behalf of the Trust; and otherwise as set forth in the Trust Agreement. The Custodial Sponsor's fee is payable at an annualized rate of 0.18% of the Trust's Net Asset Value, accrued in gold on a daily basis computed on the prior business day's Net Asset Value and paid in gold monthly in arrears.

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

Investors may exchange their shares for gold by delivering their shares to Gold Corporation. The procedures for exchanging shares for gold are set forth in the Trust's prospectus. Gold Corporation may decline to approve an investor's application for an exchange of shares for gold for any reason, in its sole discretion. Further, Gold Corporation may suspend or reject the exchange of shares for gold during any period while regular trading on the NYSE Arca is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or for such other period as Gold Corporation may deem necessary or advisable including due to the inability to transport gold or the lack of liquidity in the market. The delivery of gold in exchange for shares shall be suspended in the event Gold Corporation resigns as the Custodial Sponsor or if Gold Corporation is otherwise unable or unwilling to accept applications from investors to take delivery of gold.

5.	CONCENTRATION OF RISK

The Trust's sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors' expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsors expect the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Trust's financial position and results of operations.

6.	INDEMNIFICATION

The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders agents and affiliates (as defined under the Securities Act) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee's indemnification obligations under these agreements), or otherwise by reason of the Trustee's acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of this Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of the sentence preceding the prior sentence applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.

Each Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by such Sponsor in furtherance of the administration of the Trust (including Authorized Participant Agreements to which the Administrative Sponsor is a party, including the Administrative Sponsor's indemnification obligations thereunder) or any actions taken in accordance with the provisions of the Trust Agreement, to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement, or any such other agreement or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement, or any such other agreement. Each Sponsor (in the case of the Custodial Sponsor, in its capacity as Custodial Sponsor) and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of this paragraph applied.

In addition, the Trustee or a Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Trustee or such Sponsor, as the case may be, shall be entitled to reimbursement by the Trust. The Trust's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

