Form 10-Q
period 2019-03-31
Perth Mint Physical Gold ETF
filed 2019-05-13
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Perth Mint Physical Gold ETF	AAAU	NYSE Arca

As of May 8, 2019, Perth Mint Physical Gold ETF had 8,300,000 shares outstanding.

Perth Mint Physical Gold ETF

PART I—FINANCIAL INFORMATION

Perth Mint Physical Gold ETF

Table of Contents

Part 1.        FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Perth Mint Physical Gold ETF

Statements of Assets and Liabilities

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investment in gold, at fair value (cost $101,457,674 and $84,101,796 at March 31, 2019 and December 31, 2018, respectively)	$107,412,899	$89,026,308
Total assets	107,412,899	89,026,308

Liabilities
Custodial Sponsor fee payable	16,118	12,698
Total liabilities	16,118	12,698

Net assets	$107,396,781	$89,013,610

Shares issued and outstanding (unlimited number of shares authorized, no par value)	8,300,000	6,950,000
Net asset value per share	$12.94	$12.81

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statement of Operations

Three Months Ended March 31, 2019*
(unaudited)

Expenses
Custodial Sponsor fee	$(45,346)
Total Expenses	(45,346)
Net investment loss	(45,346)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	999
Change in unrealized appreciation/depreciation on investment in gold	1,030,713
Net realized and unrealized gain (loss) from operations	1,031,712

Net Income	$986,366
Net income per share	$0.13
Average number of shares (in 000s)	7,788

* No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statement of Changes in Net Assets

Three Months Ended March 31, 2019*
(unaudited)

Net Assets - beginning of period	$89,013,610
Creations	17,396,805
Net investment loss	(45,346)
Net realized gain (loss) from gold transferred to pay expenses	999
Change in unrealized appreciation/depreciation on investment in gold	1,030,713
Net Assets - end of period	$107,396,781

* No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

Three Months Ended March 31, 2019*
(unaudited)

Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$12.81

Net investment loss (a)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	0.14
Change in net assets from operations	0.13
Net asset value per share, end of period	$12.94

Total return, at net asset value (b)	1.03%
Net assets ($000s)	$107,397

Ratio to average net assets (c)
Net investment loss	(0.18)%
Total expenses	(0.18)%

* No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

(a)	Calculated using average shares outstanding.
(b)	Not Annualized.
(c)	Annualized.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Schedules of Investments

March 31, 2019 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in Gold	82,918.7	$101,457,674	$107,412,899	100.00%
Total Investments		$101,457,674	$107,412,899	100.00%
Liabilities in excess of other assets			(16,118)	0.00	%(a)
Net Assets			$107,396,781	100.00%

December 31, 2018
	Ounces	Cost	Fair Value	% of Net Assets

Investment in Gold	69,462.3	$84,101,796	$89,026,308	100.00%
Total Investments		$84,101,796	$89,026,308	100.00%
Liabilities in excess of other assets			(12,698)	0.00	%(a)
Net Assets			$89,013,610	100.00%

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

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the “Gold Corporation Act”). Under section 22 of the Gold Corporation Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor under the Gold Corporation Act (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the “Government Guarantee”). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

Physical gold that the Trust holds includes London Bars (as defined in the Trust Agreement) and other gold products having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars). The Trust issues shares in blocks of 50,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and safely stored by Gold Corporation, in its capacity as custodian of the Trust’s Gold (the “Custodian”). The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV”) to and from Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee. Investors may request to take delivery of physical gold in exchange for their shares, at their option, by submitting their shares to the Custodial Sponsor in exchange for physical gold.

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

The primary objective of the Trust is to provide investors with an opportunity to invest in gold through the shares the Trust issues, referred to as Perth Mint Physical Gold ETF Shares, and have the gold securely stored by the Custodial Sponsor. An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively-managed. The shares trade on the NYSE Arca Marketplace (“NYSE Arca”) under the symbol “AAAU.”

The Trust’s fiscal year-end is December 31.

The statements of assets and liabilities and schedule of investment at March 31, 2019 and the statements of operations and of changes in net assets for the period ended March 31, 2019 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Administrative Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2019 have been made.

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

2.1. Basis of Presentation

The Administrative Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

The Trustee categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy. There were no transfers between Level 1 and other Levels for the period ended March 31, 2019.

2.3. Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Custodial Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Custodial Sponsor Fee”). The Custodial Sponsor Fee is accrued in and payable in gold. The Custodial Sponsor Fee is subsequently measured at the fair value of gold accrued with any gain or loss recorded in the Statement of Operations. Realized gains and losses result from the transfer of gold for share redemptions and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

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

Changes in the shares during the three months ended March 31, 2019 are:

Balance at December 31, 2018	6,950,000
Creations	1,350,000
Redemptions	—
Balance at March 31, 2019	8,300,000

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2019, the 2018 tax year is open for examination. There is no examination in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the three months ended March 31, 2019:

	Amount in ounces	Amount in US$
Opening balance	69,462.3	$89,026,308
Creations	13,488.5	17,396,805
Redemptions	—	—
Transfer of gold to pay expenses	(32.1)	(40,927)
Change in unrealized appreciation/depreciation on investment in gold	—	1,030,713
Balance at March 31, 2019	82,918.7	$107,412,899

4. RELATED PARTIES — CUSTODIAL SPONSOR, ADMINISTRATIVE SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, plans, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “anticipate,” “intend,” “seek,” “estimate,” “predict,” and variations on such words, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of the Trust’s 2018 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and other parts of this Form 10-Q. Except as required by the federal securities laws, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the “Gold Corporation Act”). Under section 22 of the Gold Corporation Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor under the Gold Corporation Act (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the “Government Guarantee”). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

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

Results of Operations

Three Months Ended March 31, 2019

The Trust commenced operations on July 26, 2018, and from then to March 31, 2019, 8,300,000 shares (166 Baskets) were created in exchange for 81,971 ounces of gold, and 52.3 ounces of gold were sold to pay expenses. For the three months ended March 31, 2019, 1,350,000 shares (27 Baskets) were created in exchange for 13,488.5 ounces of gold, and 32.1 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $12.94, due to an increase in the price of gold of 1.07% from $1,281.65 on December 31, 2018 to $1,295.40 on March 31, 2019.

At March 31, 2019, the Custodial Sponsor held 82,918.7 ounces of gold on behalf of the Trust in its vault, 99.35% of which is allocated gold in the form of London Good Delivery gold bars, including gold payable, if any, with a market value of $107,412,899 (cost: $101,457,674) based on the LBMA PM Gold Price on March 31, 2019. “Good Delivery” is a list of specifications a bar or ingot must meet to trade on the London gold markets, as set forth by the LBMA.

The change in net assets from operations for the three months ended March 31, 2019 was $986,366, which was due to (i) the Custodial Sponsor Fee (as defined below) of $(45,346) and (ii) a net realized and unrealized gain of $1,031,712 from operations, which in turn resulted from a net realized gain on gold transferred to pay expenses of $999 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $1,030,713. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2019.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring fee is the fee paid to the Custodial Sponsor, which accrues daily at an annualized rate equal to 0.18% of the daily NAV of the Trust, payable in gold monthly in arrears (the “Custodial Sponsor Fee”). In exchange for the Custodial Sponsor Fee, the Custodial Sponsor has agreed to assume and be responsible for the payment of most of the expenses incurred by the Trust, up to a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% of the average total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any. As such, the only ordinary expense of the Trust during the period covered by this report was the Custodial Sponsor Fee.

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At March 31, 2019, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the first date the Trust’s shares began trading on the NYSE Arca) to March 31, 2019.

Daily gold price – July 26, 2018 to March 31, 2019

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for the periods from July 26, 2018 through March 31, 2019, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 26, 2018 to September 30, 2018	$1,202.04	$1,228.75	July 26, 2018	$1,178.40	Aug. 17, 2018	$1,187.25	Sept. 28, 2018
October 1, 2018 to December 31, 2018	$1,227.74	$1,281.65	Dec. 31, 2018	$1,185.30	Oct. 1, 2018	$1,281.65	Dec. 31, 2018
January 1, 2019 to March 31, 2019	$1,303.78	$1,343.75	Feb 20, 2019	$1,279.55	Jan. 21, 2019	$1,295.40	Mar. 29, 2019

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

You should carefully consider the factors discussed in Part I, Item 1A. in the Trust’s annual report on Form 10-K for the year ended December 31, 2018, which could materially affect the Trust’s business, financial condition and future results. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the Trust’s 2018 Form 10-K, except as noted below:

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

In September 2018, The Perth Mint, which is operated by the Custodian, was subject to a data breach of historical data held by a third party that contained personal details belonging to a limited number of customers in an unrelated part of The Perth Mint business. Customers’ investments remained safe and secure at all times and guaranteed by the Government of Western Australia. The breach was in an area of the business unrelated to The Perth Mint’s responsibilities as the Custodian of gold and did not affect any investors in the Trust. There is no evidence that The Perth Mint’s internal systems were compromised in any way, with the breach occurring on the system of a third-party technology provider.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Depository Trust Agreement among Gold Corporation, Exchange Traded Concepts, LLC, and the Bank of New York Mellon, dated as of July 26, 2018, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.1	Trust Allocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.2	Trust Unallocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 13, 2019

*	The registrant is a trust and the persons are signing in their capacities as officers of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.