Form 10-Q
period 2019-06-30
Perth Mint Physical Gold ETF
filed 2019-08-09
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2019, Perth Mint Physical Gold ETF had 9,850,000 shares outstanding.

Perth Mint Physical Gold ETF

i

PART I—FINANCIAL INFORMATION

Perth Mint Physical Gold ETF

Table of Contents

Part 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Perth Mint Physical Gold ETF

Statements of Assets and Liabilities

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment in gold, at fair value (cost $116,881,123 and $84,101,796 at June 30, 2019 and December 31, 2018, respectively)	$132,958,693	$89,026,308
Total Assets	132,958,693	89,026,308

Liabilities
Custodial Sponsor fee payable	18,611	12,698
Total Liabilities	18,611	12,698

Net Assets	$132,940,082	$89,013,610

Shares issued and outstanding (unlimited number of shares authorized, no par value)	9,450,000	6,950,000
Net asset value per Share	$14.07	$12.81

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Operations

	Three Months Ended June 30, 2019*	Six Months Ended June 30, 2019*
	(unaudited)	(unaudited)
Expenses
Custodial Sponsor fee	$(50,784)	$(96,130)
Total Expenses	(50,784)	(96,130)
Net investment loss	(50,784)	(96,130)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	(60)	939
Change in unrealized appreciation/depreciation on investment in gold	10,122,345	11,153,058
Net realized and unrealized gain (loss) from operations	10,122,285	11,153,997

Net Income	$10,071,501	$11,057,867
Net income per share	$1.18	$1.36
Average number of shares (in 000s)	8,509	8,150

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Changes in Net Assets

	Three Months Ended June 30, 2019*	Six Months Ended June 30, 2019*
	(unaudited)	(unaudited)
Net Assets - beginning of period	$107,396,781	$89,013,610
Creations	15,471,800	32,868,605
Net investment loss	(50,784)	(96,130)
Net realized gain (loss) from gold transferred to pay expenses	(60)	939
Change in unrealized appreciation/depreciation on investment in gold	10,122,345	11,153,058
Net Assets - end of period	$132,940,082	$132,940,082

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

	Three Months Ended June 30, 2019*	Six Months Ended June 30, 2019*
	(unaudited)	(unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$12.94	$12.81
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	1.14	1.27
Change in net assets from operations	1.13	1.26
Net asset value per share, end of period	$14.07	$14.07

Total return, at net asset value (b)	8.72%	9.84%
Net assets ($000’s)	$132,940	$132,940

Ratio to average net assets (c)
Net investment loss	(0.18)%	(0.18)%
Total expenses	(0.18)%	(0.18)%

*	No comparative financial statements have been provided as the Trust’s operations commenced on July 26, 2018.

(a)	Calculated using average shares outstanding.

(b)	Not Annualized.

(c)	Annualized.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Schedules of Investments

June 30, 2019 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	94,363.9	$116,881,123	$132,958,693	100.00%
Total Investments		$116,881,123	$132,958,693	100.00%
Liabilities in excess of other assets			(18,611)	0.00	%(a)
Net Assets			$132,940,082	100.00%

December 31, 2018

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold	69,462.3	$84,101,796	$89,026,308	100.00%
Total Investments		$84,101,796	$89,026,308	100.00%
Liabilities in excess of other assets			(12,698)	0.00	%(a)
Net Assets			$89,013,610	100.00%

(a)	Amount is less than 0.005%.

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

Physical gold that the Trust holds includes London Bars (as defined in the Trust Agreement) and other gold products having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars). The Trust issues shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and safely stored by Gold Corporation, in its capacity as custodian of the Trust’s gold (the “Custodian”). The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee. Investors, may request to take delivery of physical gold in exchange for their shares, at their option, by submitting their shares to the Custodial Sponsor in exchange for physical gold.

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

The Trust’s fiscal year-end is December 31.

The statements of assets and liabilities and schedules of investments at June 30, 2019 and the statements of operations and of changes in net assets for the period ended June 30, 2019 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Administrative Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2019 have been made.

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

2.1. Basis of Presentation

The Administrative Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

The LBMA PM Gold Price is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (IBA). The price is set in US dollars per fine troy ounces.

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

The Trustee categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy. There were no transfers between Level 1 and other Levels for the period ended June 30, 2019.

2.3. Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Custodial Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Custodial Sponsor Fee”). The Custodial Sponsor Fee is accrued in and payable in gold. The Custodial Sponsor Fee is subsequently measured at the fair value of gold accrued with any gain or loss recorded in the Statements of Operations. Realized gains and losses result from the transfer of gold for share redemptions and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred.

2.4. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within two business days of the trade date.

2.5. Creations and Redemptions of Shares

The Trust issues and redeems shares in one or more blocks of at least 25,000 shares (a block of at least 25,000 shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined fine ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Changes in the shares during the six months ended June 30, 2019 are:

Balance at December 31, 2018	6,950,000
Creations	2,500,000
Redemptions	—
Balance at June 30, 2019	9,450,000

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

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2019, the 2018 tax year is open for examination. There is no examination in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the six months ended June 30, 2019:

	Amount in ounces	Amount in US$
Balance at December 31, 2018	69,462.3	$89,026,308
Creations	24,971.0	32,868,605
Redemptions	—	—
Transfer of gold to pay expenses	(69.4)	(89,278)
Change in unrealized appreciation/depreciation on investment in gold	—	11,153,058
Balance at June 30, 2019	94,363.9	$132,958,693

4. RELATED PARTIES—CUSTODIAL SPONSOR, ADMINISTRATIVE SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “anticipate,” “seek,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. We have identified the following important factors that could cause actual results to differ materially from those discussed in our forward-looking statements. These may be in addition to other factors and matters discussed in: Part I, Item 1A. Risk Factors of the Trust’s 2018 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; Part II, Item 1A. Risk Factors of this Form 10-Q, and other parts of this Form 10-Q. Except as required by the federal securities laws, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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

Physical gold that the Trust holds includes London Bars (as defined in the Trust Agreement) and other gold products having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars). The Custodial Sponsor’s policy is to hold 100% of the gold held on behalf of the Trust in physical gold. The Trust issues shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and safely stored by the Custodian. When the Trust was launched, a Basket was the equivalent of 50,000 shares. On June 1, 2019, the Trust revised the definition of a Basket pursuant to the Depository Trust Agreement to consist of at least 25,000 shares. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee. Investors may request to take delivery of physical gold in exchange for their shares, at their option, by submitting their shares to the Custodial Sponsor in exchange for physical gold.

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

Results of Operations

Three and Six Months Ended June 30, 2019

The Trust commenced operations on July 26, 2018. As of June 30, 2019, 9,450,000 shares (378 Baskets) had been created in exchange for 93,453.5 ounces of gold, and 89.6 ounces of gold had been sold to pay expenses. For the three months ended June 30, 2019, 1,150,000 shares (46 Baskets) were created in exchange for 11,482.5 ounces of gold, and 37.4 ounces of gold were sold to pay expenses. For the six months ended June 30, 2019, 2,500,000 shares (100 Baskets) were created in exchange for 24,971.0 ounces of gold, and 69.4 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $14.07, compared to $12.94 at March 31, 2019 and $12.81 at December 31, 2018. The increase in NAV per share was due to a higher price of gold of $1,409.00 at period end, which represented an increase of 9.94% from $1,281.65 at December 31, 2018, and 8.77% from $1,295.40 at March 31, 2019.

At June 30, 2019, the Custodial Sponsor held 94,363.9 ounces of gold on behalf of the Trust in its vault, with a market value of $132,958,693 (cost: $116,881,123) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended June 30, 2019 was $10,071,501, which was due to (i) the Custodial Sponsor Fee of $(50,784) and (ii) a net realized and unrealized gain of $10,122,285 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $60 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $10,122,345. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended June 30, 2019.

The change in net assets from operations for the six months ended June 30, 2019 was $11,057,867, which was due to (i) the Custodial Sponsor Fee of $(96,130) and (ii) a net realized and unrealized gain of $11,153,997 from operations, which in turn resulted from a net realized gain on gold transferred to pay expenses of $939 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $11,153,058. Other than the Custodial Sponsor Fee, the Trust had no expenses during the six months ended June 30, 2019.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring fee is the Custodial Sponsor Fee, which accrues daily at an annualized rate equal to 0.18% of the daily NAV of the Trust, and is payable in gold monthly in arrears. The Custodial Sponsor Fee was the only ordinary expense of the Trust during the period covered by this report.

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At June 30, 2019, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the first date the Trust’s shares began trading on the NYSE Arca) to June 30, 2019.

Daily gold price – July 26, 2018 to June 30, 2019

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for the periods from July 26, 2018 through June 30, 2019, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 26, 2018 to September 30, 2018	$1,202.04	$1,228.75	July 26, 2018	$1,178.40	Aug. 17, 2018	$1,187.25	Sept. 28, 2018
October 1, 2018 to December 31, 2018	$1,227.74	$1,281.65	Dec. 31, 2018	$1,185.30	Oct. 1, 2018	$1,281.65	Dec. 31, 2018
January 1, 2019 to March 31, 2019	$1,303.78	$1,343.75	Feb. 20, 2019	$1,279.55	Jan. 21, 2019	$1,295.40	Mar. 29, 2019
April 1, 2019 to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	Apr. 23, 2019	$1,409.00	June 28, 2019

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

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

The shares are intended to track the performance of the price of gold. The value of the shares relates directly to the value of the gold owned by the Trust. Therefore, the value of the shares will fluctuate with the price of gold. The Trust does not actively manage the gold it holds and does not use any hedging techniques to attempt to reduce the risk of losses resulting from price decreases. The price of gold has fluctuated widely over the past several years. This exposes an investment in shares to potential losses. Several factors may affect the price of gold and, as a result, the value of the shares, including the following:

●	Global supply and demand, which is influenced by factors including: (1) forward selling by gold producers; (2) purchases made by gold producers to unwind gold hedge positions; (3) central bank purchases and sales; (4) production and cost levels in major gold-producing countries; and (5) new production projects;

●	Investors’ expectations regarding future inflation rates;

●	Currency exchange rate volatility;

●	Interest rate volatility; and

●	Unexpected political, economic, global or regional incidents.

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

Trust shares may trade at, above or below the Net Asset Value per share. The Net Asset Value per share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the shares will fluctuate with changes in the Net Asset Value per share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the Net Asset Value per share may be influenced by non-concurrent trading hours between the NYSE Arca and major gold markets. While the shares will trade on the NYSE Arca until 4:00 p.m. New York City time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the shares may widen.

The lack of an active trading market for the shares could result in losses on your investment at the time of disposition of your shares.

Prior to the listing of the shares on the NYSE Arca, there had been no market for the shares. Although shares are listed for trading on the NYSE Arca, there can be no assurance that an active trading market for the shares will be maintained. If an active public market for the shares does not develop or continue, the market prices and liquidity of the shares may be adversely affected. If you need to sell your shares at a time when no active market for them exists, the absence of an active market will most likely adversely affect the price you receive for your shares (assuming you are able to sell them).

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

The exchange of shares for physical gold may be suspended or rejected by Gold Corporation during any period (i) while regular trading on the NYSE Arca is suspended or restricted, (ii) in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or (iii) for such other period as Gold Corporation may deem necessary or advisable including due to the inability to transport gold or the lack of liquidity in the market. In addition, Gold Corporation shall reject the delivery of shares by an investor (1) if the number of shares delivered does not correspond to the number of shares specified in the Application provided to the investor based upon its discussion with Gold Corporation or are not delivered on the designated Share Submission Day, or (2) if the delivered shares are not accompanied by proper instructions or by an approved Application. Additionally, Gold Corporation may decline to approve an Application for any reason. The delivery of physical gold in exchange for shares shall be suspended in the event Gold Corporation resigns as the Custodial Sponsor or if Gold Corporation is otherwise unable or unwilling to accept applications from investors to take delivery of physical gold. In such a case, an investor would have no available mechanism to exchange shares for physical gold. If any of these events occurs at the time that an Application has been received, and the price of gold decreases before the Application is processed, an investor will sustain a loss with respect to the amount of physical gold that it would have been able to obtain in connection with the exchange of the investor’s shares had the exchange taken place when it was originally intended to occur. In addition, there may be a reduction in the trading of shares during periods of suspension, decreasing the number of potential buyers of shares in the secondary market and the price an investor may receive upon sale.

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

To the extent existing exchange traded vehicles (“ETVs”) tracking gold markets represent a significant proportion of demand for gold, large redemptions of the securities of these ETVs could negatively affect gold prices and the price and Net Asset Value of the shares.

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

If a U.S. investor who or that is an individual, estate or trust (each referred to in this paragraph and the next two paragraphs as an “individual”) sells or exchanges shares held for more than a year in a taxable exchange, any gain recognized on the sale or exchange generally will be subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains an individual recognizes.

Gains recognized by an individual from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower 20% maximum rate applicable to most other long-term capital gains recognized by individuals.

For these purposes, gain an individual recognizes on the sale of an interest in a “grantor trust” (such as the Trust) that holds collectibles is treated as gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. investor attributable to a sale or exchange of shares held for more than one year in a taxable exchange, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

The purchase of shares by an IRA or a Tax-Qualifed Account may constitute the acquisition of a collectible or be treated as a tax distribution to the IRA owner or plan participant under Code section 408(m).

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

An investor may recognize income for federal income tax purposes in the absence of a corresponding cash distribution.

The Trust will be treated as a grantor trust for federal income tax purposes. As such, investors in the Trust will be treated as if they directly received their respective pro rata share of the Trust’s income, if any, even though investors should not expect any cash distributions from the Trust. The character of this income will be determined on the basis of the particular circumstances of each investor. For example, if the Trust sells gold to generate cash to pay its fees or expenses, an investor will recognize gain or loss depending on the particular circumstances of such investor. In addition, the transfer of gold to a Sponsor as payment of the fee to a Sponsor and/or reimbursement of the Trust’s expenses and/or liabilities will be treated as a taxable exchange of the gold by the Trust, and thus will also constitute a taxable event for investors.

Although the Sponsors expect that an exchange of Trust shares for physical gold from the Gold Corporation’s own account is not a taxable exchange, the Sponsors cannot give any assurances that the IRS will agree with this interpretation.

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

Investors will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register thereunder. Consequently, investors do not have the regulatory protections provided to investors in investment companies including oversight by an independent board of directors, bans on self-dealing, and the requirement that fund assets be held separately from the assets of a fund’s adviser, among others. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act”), as administered by the U.S. Commodity Futures Trading Commission (“CFTC”). Furthermore, the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and neither the Sponsors nor the Trustee are subject to regulation by the CFTC as commodity pool operators, or commodity trading advisors, in connection with the shares. Therefore, investors will not have the regulatory protections provided to investors in instruments or commodity pools regulated by the Commodity Exchange Act.

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

The obligations of the Custodian under the Trust Unallocated Metal Account Agreement and the Trust Allocated Metal Account Agreement (each a “Custody Agreement”) are governed by U.K. law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting U.K. law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Depository Trust Agreement among Gold Corporation, Exchange Traded Concepts, LLC, and the Bank of New York Mellon, dated as of July 26, 2018, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.2	Trust Allocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.3	Trust Unallocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacity* indicated thereunto duly authorized.

EXCHANGE TRADED CONCEPTS, LLC
Administrative Sponsor of Perth Mint Physical Gold ETF

By:	/s/ J. Garrett Stevens
J. Garrett Stevens
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019

*	The registrant is a trust and the persons are signing in their capacities as officers of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.