Form 10-Q
period 2019-09-30
Perth Mint Physical Gold ETF
filed 2019-11-07
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

As of November 4, 2019, Perth Mint Physical Gold ETF had 11,100,000 shares outstanding.

Perth Mint Physical Gold ETF

i

PART I—FINANCIAL INFORMATION

Perth Mint Physical Gold ETF

Table of Contents

Part 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

ii

Perth Mint Physical Gold ETF

Statements of Assets and Liabilities

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment in gold, at fair value (cost $141,430,618 and $84,101,796 at September 30, 2019 and December 31, 2018, respectively)	$164,557,189	$89,026,308
Total Assets	164,557,189	89,026,308

Liabilities
Custodial Sponsor fee payable	24,073	12,698
Total Liabilities	24,073	12,698

Net Assets	$164,533,116	$89,013,610
Shares issued and outstanding (unlimited number of shares authorized, no par value)	11,100,000	6,950,000
Net asset value per Share	$14.82	$12.81

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Operations

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	For the period July 26, 2018 (commencement of operations) to September 30, 2018
	(unaudited)	(unaudited)	(unaudited)
Expenses
Custodial Sponsor fee	$(68,564)	$(164,694)	$(6,037)
Total Expenses	(68,564)	(164,694)	(6,037)
Net investment loss	(68,564)	(164,694)	(6,037)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	(108)	831	(13)
Change in unrealized appreciation (depreciation) on investment in gold	7,049,001	18,202,059	(464,610)
Net realized and unrealized gain (loss) from operations	7,048,893	18,202,890	(464,623)

Net Income	$6,980,329	$18,038,196	$(470,660)
Net income per share	$0.68	$2.04	$(0.31)
Average number of shares (in 000s)	10,210	8,844	1,566

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Changes in Net Assets

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	For the period July 26, 2018 (commencement of operations) to September 30, 2018
	(unaudited)	(unaudited)	(unaudited)
Net Assets - beginning of period	$132,940,082	$89,013,610	$1,228,250
Creations	24,612,705	57,481,310	50,282,339
Net investment loss	(68,564)	(164,694)	(6,037)
Net realized gain (loss) from gold transferred to pay expenses	(108)	831	(13)
Change in unrealized appreciation (depreciation) on investment in gold	7,049,001	18,202,059	(464,610)
Net Assets - end of period	$164,533,116	$164,533,116	$51,039,929

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	For the period July 26, 2018 (commencement of operations) to September 30, 2018
	(unaudited)	(unaudited)	(unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$14.07	$12.81	$12.28	(a)
Net investment loss (b)	(0.01)	(0.02)	(0.00	)(c)
Net realized and unrealized gain (loss) on investment in gold	0.76	2.03	(0.41)
Change in net assets from operations	0.75	2.01	(0.41)
Net asset value per share, end of period	$14.82	$14.82	$11.87
Market value per share, beginning of period (d)	$14.09	$12.82	$12.28
Market value per share, end of period (d)	$14.70	$14.70	$11.91

Total return, at net asset value (e)	5.37%	15.73%	(3.37)%
Total return, at market value (e)	4.33%	14.66%	(3.01)%

Ratio to average net assets (f)
Net investment loss	(0.18)%	(0.18)%	(0.18)%
Total expenses	(0.18)%	(0.18)%	(0.18)%

(a)	The amount represents the initial deposit.
(b)	Calculated using average shares outstanding.
(c)	Amount is less than $0.005 per share.
(d)	The last bid price.
(e)	Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.
(f)	Annualized.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Schedules of Investments

September 30, 2019 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	110,790.5	$141,430,618	$164,557,189	100.01%
Total Investments		$141,430,618	$164,557,189	100.01%
Liabilities in excess of other assets			(24,073)	(0.01)%
Net Assets			$164,533,116	100.00%

December 31, 2018

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	69,462.3	$84,101,796	$89,026,308	100.00%
Total Investments		$84,101,796	$89,026,308	100.00%
Liabilities in excess of other assets			(12,698)	0.00	%(a)
Net Assets			$89,013,610	100.00%

(a)	Amount is less than 0.005%.

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

The Trust’s fiscal year-end is December 31.

The statements of assets and liabilities and schedules of investments at September 30, 2019 and the statements of operations and of changes in net assets for the period ended September 30, 2019 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Administrative Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2019 have been made.

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

The Trustee categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy. There were no transfers between Level 1 and other Levels for the period ended September 30, 2019.

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

Changes in the shares during the nine months ended September 30, 2019 were:

Balance at December 31, 2018	6,950,000
Creations	4,150,000
Redemptions	—
Balance at September 30, 2019	11,100,000

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

The Administrative Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2019, the 2018 tax year is open for examination. There is no examination in progress at period end.

2.8. New Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management of the Administrative Sponsor does not currently expect these changes to have a material impact to future financial statements.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the nine months ended September 30, 2019:

	Amount in Ounces	Amount in US$
Balance at December 31, 2018	69,462.3	$89,026,308
Creations	41,441.0	57,481,310
Redemptions	—	—
Transfer of gold to pay expenses	(112.8)	(152,488)
Change in unrealized appreciation/depreciation on investment in gold	—	18,202,059
Balance at September 30, 2019	110,790.5	$164,557,189

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

6. INDEMNIFICATION

The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders, agents and affiliates (as defined under the Securities Act) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee’s indemnification obligations under these agreements), or otherwise by reason of the Trustee’s acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of this Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of the sentence preceding the prior sentence applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “anticipate,” “seek,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s 2018 Form 10-K; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Trust’s 2018 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; Part II, Item 1A. Risk Factors of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

Results of Operations

Three and Nine Months Ended September 30, 2019

The Trust commenced operations on July 26, 2018. As of September 30, 2019, 11,100,000 shares (444 Baskets) had been created in exchange for 109,923.5 ounces of gold, and 133 ounces of gold had been sold to pay expenses. For the three months ended September 30, 2019, 1,650,000 shares (66 Baskets) were created in exchange for 16,470 ounces of gold, and 43.4 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2019, 4,150,000 shares (166 Baskets) were created in exchange for 41,441 ounces of gold, and 112.8 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $14.82, compared to $14.07 at June 30, 2019 and $11.87 at September 30, 2018. The increase in NAV per share was due to a higher price of gold of $1,485.30 at period end, which represented an increase of 15.89% from $1,281.65 at December 31, 2018, and 25.10% from $1,187.25 at September 30, 2018.

At September 30, 2019, the Custodial Sponsor held 110,790.5 ounces of gold on behalf of the Trust in its vault, with a market value of $164,557,189 (cost: $141,430,618) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended September 30, 2019 was $6,980,329, which was due to (i) the Custodial Sponsor Fee of $(68,564) and (ii) a net realized and unrealized gain of $7,048,893 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $108 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $7,049,001. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2019.

The change in net assets from operations for the nine months ended September 30, 2019 was $18,038,196, which was due to (i) the Custodial Sponsor Fee of $(164,694) and (ii) a net realized and unrealized gain of $18,202,890 from operations, which in turn resulted from a net realized gain on gold transferred to pay expenses of $831 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $18,202,059. Other than the Custodial Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2019.

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

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At September 30, 2019, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the first date the Trust’s shares began trading on the NYSE Arca) to September 30, 2019.

Daily gold price – July 26, 2018 to September 30, 2019

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for the periods from July 26, 2018 through September 30, 2019, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 26, 2018 to September 30, 2018	$1,202.04	$1,228.75	July 26, 2018	$1,178.40	Aug. 17, 2018	$1,187.25	Sept. 28, 2018
October 1, 2018 to December 31, 2018	$1,227.74	$1,281.65	Dec. 31, 2018	$1,185.30	Oct. 1, 2018	$1,281.65	Dec. 31, 2018
January 1, 2019 to March 31, 2019	$1,303.78	$1,343.75	Feb. 20, 2019	$1,279.55	Jan. 21, 2019	$1,295.40	Mar. 29, 2019
April 1, 2019 to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	Apr. 23, 2019	$1,409.00	June 28, 2019
July 1, 2019 to September 30, 2019	$1,472.47	$1,546.10	Sept. 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sept. 30, 2019

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

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

The purchase of shares by an IRA or a Tax-Qualified Account may constitute the acquisition of a collectible or be treated as a tax distribution to the IRA owner or plan participant under Code section 408(m).

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

Date: November 7, 2019

*	The registrant is a trust and the persons are signing in their capacities as officers of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.