Form 10-K
period 2019-12-31
Perth Mint Physical Gold ETF
filed 2020-03-13
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

c/o Exchange Traded Concepts, LLC

2 Hanson Place

Brooklyn, New York 11217

(718) 315-5013

(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol	Name of each exchange on which registered
Shares of Beneficial Interest – Perth Mint Physical Gold ETF	AAAU	NYSE Arca, Inc.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐
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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $133,245,000, based upon the last reported sales price for such date on the NYSE Arca, Inc.

As of March 9, 2020, Perth Mint Physical Gold ETF had 13,100,000 shares outstanding.

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

“Basket” – A block of 25,000 shares, except that the Administrative Sponsor, with the consent of the Custodial Sponsor, and upon prior written notice to the Trustee, may from time to time increase or decrease the number of shares comprising a Basket.

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

“Net Asset Value” or “NAV” – The net asset value of the Trust or a Share of the Trust.

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

The Sponsors of the Trust are Gold Corporation and Exchange Traded Concepts, LLC. Gold Corporation is a statutory body corporate established by the Gold Corporation Act and wholly-owned by the Government of Western Australia. Gold Corporation also serves as Custodian of the Trust’s gold bullion. Exchange Traded Concepts is an Oklahoma limited liability company. The shares are neither interests in nor obligations of, and are not guaranteed by, the Sponsors, their directors, officers, or member(s), or any of their affiliates.

The shares, known as Perth Mint Physical Gold ETF Shares, provide investors with the opportunity to access the gold market through a traditional brokerage account. Shares are issued by the Trust only in blocks of at least 25,000 shares called “Baskets” in exchange for gold from Authorized Participants, which is then allocated to the Trust and stored safely by the Custodian. The Trust may redeem Baskets in exchange for the amount of gold corresponding to the Basket’s redemption value. The Trust issues and redeems Baskets on an ongoing basis at Net Asset Value to Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee.

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

The activities of the Trust are limited to: (1) issuing Baskets in exchange for the gold deposited by Authorized Participants with the Custodian for safekeeping; (2) delivering gold in exchange for Baskets surrendered by Authorized Participants for redemption; (3) transferring gold to the Custodial Sponsor to pay the Custodial Sponsor Fee and reimburse the Custodial Sponsor for expenses that the Custodial Sponsor has paid on the Trust’s behalf; and (4) selling gold as needed to pay Trust expenses not assumed by the Custodial Sponsor.

The assets of the Trust consist primarily of gold held at the Custodian on behalf of the Trust. Gold is sold: (i) to pay the expenses of the Trust not assumed by the Custodial Sponsor; and (ii) if the Trust terminates and liquidates its assets. Gold will be delivered or sold as otherwise required by law or regulation. The sale of gold by the Trust, including the sale of gold to generate cash to pay its fees and expenses—and although it is not entirely free from doubt, the transfer of gold to the Custodial Sponsor as remuneration for its services and/or reimbursement of the Trust’s expenses and/or liabilities—is a taxable event for investors.

The number of outstanding shares is expected to increase and decrease from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed. The total amount of gold required for the creation of Baskets will be based on the combined net assets represented by the number of Baskets being created or redeemed. The initial amount of gold required for deposit with the Trust to create shares was 500 Fine Ounces of gold per Basket, which was the equivalent of 50,000 shares (i.e., the initial size of a Basket when the Trust was launched). The number of fine ounces of gold required to create a Basket or to be delivered upon a redemption of a Basket will gradually decrease over time. This is because the shares comprising a Basket will represent a decreasing amount of gold due to the issuance of shares, or the delivery or sale of the Trust’s gold to pay the Custodial Sponsor Fee or the Trust’s expenses not assumed by the Custodial Sponsor.

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

From time to time, the Custodial Sponsor may waive all or a portion of the Custodial Sponsor Fee at its discretion. The Custodial Sponsor is under no obligation to continue a waiver after the end of a stated period, and, if such waiver is not continued, the Custodial Sponsor Fee will thereafter be paid in full. Presently, the Custodial Sponsor does not intend to waive any of its fees. Furthermore, the Custodial Sponsor may, in its sole discretion, agree to rebate a portion of the Custodial Sponsor Fee attributable to shares held by certain institutional investors subject to minimum shareholding and lock up requirements as determined by the Custodial Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and pursuant to a Custodial Sponsor Fee Rebate Agreement. Pursuant to such agreement, the Custodial Sponsor will waive the Custodial Sponsor Fee during a period specified in the Custodial Sponsor Fee Rebate Agreement for an investor that purchases newly-issued shares from and through an Authorized Participant. During such period, the Custodial Sponsor agrees to rebate to the investors an amount in cash equal to a portion of the amount of the Custodial Sponsor Fee accrued on the value of the shares covered in the agreement. The Custodial Sponsor is under no obligation to provide any rebates of the Custodial Sponsor Fee. Neither the Trust nor the Trustee will be a party to any Custodial Sponsor Fee rebate arrangements negotiated by the Custodial Sponsor.

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

Valuation of Gold and Computation of Net Asset Value

On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York City time, the Trustee values the gold held by the Trust and determines the Net Asset Value of the Trust, as described below.

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

Termination of the Trust

The Trustee will notify investors at least 30 days before the date for termination of the Trust Agreement and the Trust if any of the following occurs:

●	the Trustee is notified that the shares are delisted from the NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting;

●	investors acting in respect of at least 75% of the outstanding shares notify the Trustee that they elect to terminate the Trust;

●	60 days have elapsed since the Trustee notified the Sponsors of the Trustee’s election to resign or since the Sponsors removed the Trustee, and a successor trustee has not been appointed and accepted its appointment;

●	the SEC determines that the Trust is an investment company under the 1940 Act, and the Trustee has actual knowledge of such Commission determination;

●	the CFTC determines that the Trust is a commodity pool under the Commodity Exchange Act, and the Trustee has actual knowledge of that determination;

●	the Trust fails to qualify for treatment, or ceases to be treated, as a “grantor trust” for federal tax purposes, and the Trustee receives notice from the Sponsors that the Sponsors have determined that, because of that tax treatment or change in tax treatment, the termination of the Trust is advisable;

●	the Trustee receives notice from the Sponsors of their joint agreement to terminate the Trust;

●	60 days have elapsed since DTC or another depository has ceased to act as depository with respect to the shares, and the Sponsors have not identified another depository that is willing to act in such capacity; or

●	if the law governing the Trust limits the maximum period during which the Trust may continue, upon the expiration of 21 years after the death of the last survivor of all of the descendants of Elizabeth II, Queen of England, living on the date of the Trust Agreement.

If the Administrative Sponsor fails to undertake or perform, or becomes incapable of undertaking or performing, any of the duties that by the terms of the Trust Agreement are required to be undertaken or performed by it and such failure or incapacity is not cured within 30 days following receipt of notice from the Trustee or the Custodial Sponsor of such failure or incapacity, or if the Administrative Sponsor is adjudged bankrupt or insolvent, or a receiver of the Administrative Sponsor or of its property is appointed, or a trustee or liquidator or any public officer takes charge or control of the Administrative Sponsor or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then in any such case the Administrative Sponsor shall be deemed conclusively to have resigned effective immediately upon the occurrence of any of the specified events, or if the Administrative Sponsor resigns by sending notice of resignation to the Trustee without the appointment by the resigning Administrative Sponsor of a successor Administrative Sponsor qualified to assume the duties of the resigning Administrative Sponsor (which successor Administrative Sponsor is subject to the Custodial Sponsor’s prior written consent and may not be the Custodial Sponsor), the Custodial Sponsor, or in the event there is no Custodial Sponsor, the Trustee, may do any one or more of the following: (i) it may appoint a successor Administrative Sponsor to assume, with such compensation from the Trust as the Custodial Sponsor or Trustee, as applicable, may deem reasonable under the circumstances, the duties and obligations of the Administrative Sponsor under the Trust Agreement by an instrument of appointment and assumption executed by the party making the appointment and accepted by the Trustee; or (ii) it may terminate and liquidate the Trust and distribute its remaining assets pursuant to the Trust Agreement. Any appointment of a successor Administrative Sponsor by the resigning Administrative Sponsor or Custodial Sponsor is subject to the prior written consent of the Trustee which may not be unreasonably withheld.

If the Custodial Sponsor wishes to resign as Custodial Sponsor, or otherwise fails to undertake or perform, or becomes incapable of undertaking or performing, any of the duties that by the terms of the Trust Agreement are required to be undertaken or performed by it, including a failure to perform its functions as Custodian, and such failure or incapacity is not cured within 30 days following receipt of notice from the Administrative Sponsor of such failure or incapacity, or if the Custodial Sponsor is adjudged bankrupt or insolvent, or a receiver of the Custodial Sponsor or of its property is appointed, or a trustee or liquidator or any public officer takes charge or control of the Custodial Sponsor or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then in any such case the Administrative Sponsor, or in the event there is no Administrative Sponsor, the Trustee, may (i) terminate and liquidate the Trust and distribute its remaining assets pursuant to the Trust Agreement; or (ii) with the prior written consent of the Custodial Sponsor, appoint a successor Custodial Sponsor and Custodian to assume, with such compensation from the Trust as the Administrative Sponsor or Trustee, as applicable, may deem reasonable under the circumstances, the duties and obligations of the Custodial Sponsor and Custodian under the Trust Agreement by an instrument of appointment and assumption executed by the party making the appointment and accepted by the Trustee. Any appointment of a successor Custodial Sponsor and Custodian is subject to the prior written consent of the Trustee, which may not be unreasonably withheld.

Neither the remaining Sponsor, nor if applicable, the Trustee, shall have any obligation to appoint a Sponsor or to assume the duties of a Sponsor and shall have no liability to any person because the Trust is or is not terminated pursuant to the preceding sentence.

On and after the date of termination of the Trust, the Trustee shall not accept any deposits of gold after the date of termination. If any shares remain outstanding after the date of termination, the Trustee thereafter shall discontinue the registration of transfers of shares, shall not make any distributions to investors, and shall not give any further notices or perform any further acts under the Trust Agreement, except that the Trustee will continue to collect distributions pertaining to Trust assets and hold the same uninvested and without liability for interest, pay the Trust’s expenses and sell gold as necessary to meet those expenses and will continue to deliver Trust assets, together with any distributions received with respect thereto and the net proceeds of the sale of any other property, in exchange for shares surrendered to the Trustee by Authorized Participants (after deducting or upon payment of, in each case, the fee of the Trustee for the surrender of shares, any expenses for the account of the investors in accordance with the terms and conditions of the Trust Agreement, and any applicable taxes or other governmental charges).

At any time after the expiration of 60 days following the date of termination of the Trust, the Trustee shall sell the Trust assets then held under the Trust Agreement pursuant to the Custodial Sponsor’s direction, or, if the Custodial Sponsor fails to provide such direction, as the Trustee determines and may thereafter hold the net proceeds of any such sale, together with any other cash then held by the Trustee under the Trust Agreement, uninvested and without liability for interest, for the pro rata benefit of the investors that have not theretofore surrendered their shares. The Trustee shall have no liability for loss or depreciation resulting from any sale made pursuant to the Sponsors’ direction or otherwise made by the Trustee in good faith. After making such sale, the Trustee shall be discharged from all obligations under the Trust Agreement, except to deliver to investors against the surrender of their shares their pro rata portion of the net proceeds and other cash (after deducting, in each case, any accrued fees and expenses, any taxes, other governmental charges or liabilities payable by the Trust, and any expenses for the account of the investors in accordance with the terms and conditions of the Trust Agreement). Upon the termination of the Trust, the Sponsors shall be discharged from all obligations under the Trust Agreement except for their certain obligations to the Trustee that survive termination of the Trust Agreement.

Amendments

The Trustee and the Sponsors may amend any provisions of the Trust Agreement without the consent of any person, including any investor, provided that any amendment that imposes or increases any fees or charges (other than taxes and other governmental charges, registration fees or other such expenses), or that otherwise prejudices any substantial existing right of the investors will not become effective as to outstanding shares until 30 days after notice of such amendment is given to the investors. Notwithstanding the foregoing, the Custodial Sponsor may increase or decrease the Custodial Sponsor Fee upon three business days’ prior notice being posted on the website of the Trust and upon three business days’ prior notice being given to the Trustee. Every investor, at the time any amendment so becomes effective, shall be deemed, by continuing to hold any shares or an interest therein, to consent and agree to such amendment and to be bound by the Trust Agreement as amended thereby. In no event shall any amendment impair the right of Authorized Participants to surrender Baskets and receive therefore the amount of Trust assets represented thereby, except in order to comply with mandatory provisions of applicable law.

Fiscal Year

The fiscal year of the Trust ends on December 31 of each year. The Administrative Sponsor, in consultation with the Custodial Sponsor, may select an alternate fiscal year.

Not a Regulated Commodity Pool

The Trust does not trade in gold futures contracts on COMEX or on any other futures exchange. Because the Trust does not trade in gold futures contracts on any futures exchange, the Trust is not regulated by the CFTC under the Commodity Exchange Act as a “commodity pool,” and is not operated by a CFTC-regulated commodity pool operator. Investors in the Trust do not receive the regulatory protections afforded to investors in regulated commodity pools, nor may COMEX or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust do not benefit from the protections afforded to investors in gold futures contracts on regulated futures exchanges.

DESCRIPTION OF THE SHARES

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of shares. The Trustee will create shares in Baskets (a Basket equals a block of at least 25,000 shares) only upon the order of an Authorized Participant. The shares represent units of fractional undivided beneficial interest in the net assets of the Trust and have no par value.

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

Book-Entry Form

Individual certificates are not issued for the shares. Instead, one or more global certificates are deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Under the Trust Agreement, investors may only hold shares through (i) DTC Participants, (ii) Indirect Participants, or (iii) those banks, brokers, dealers, trust companies and others who hold interests in the shares through DTC Participants or Indirect Participants. The shares are only transferable through the book-entry system of DTC. Investors who are not DTC Participants may transfer their shares through DTC by instructing the DTC Participant holding their shares (or by instructing the Indirect Participant or other entity through which their shares are held) to transfer the shares. Transfers will be made in accordance with standard securities industry practice.

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

Share Splits

If the Administrative Sponsor believes that the per share price in the secondary market for shares has fallen outside a desirable trading price range, the Administrative Sponsor, in consultation with the Custodial Sponsor, may direct the Trustee to declare a split or reverse split in the number of shares outstanding and to make a corresponding change in the number of shares constituting a Basket.

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

The Sponsors

Gold Corporation and ETC are the sponsors of the Trust. The Administrative Sponsor, ETC, is an Oklahoma limited liability company majority owned by Cottonwood ETF Holdings LLC. ETC’s mailing address is 10900 Hefner Pointe Drive, Suite 207, Oklahoma City, Oklahoma 73120. ETC is a registered investment adviser and provides investment advisory services to domestic and international equity and fixed income ETFs. As of December 31, 2019, ETC had approximately $2.7 billion of assets under management. The Custodial Sponsor, Gold Corporation, is a statutory body corporate established by the Gold Corporation Act and wholly-owned by the Government of Western Australia. Its mailing address is GPO Box M924, Perth, WA 6843, Australia. Gold Corporation and its subsidiaries, trading as The Perth Mint, supply precious metal-related products and services.

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

Liability of the Sponsors and Indemnification

The Trust Agreement provides that a Sponsor will not assume any obligation nor shall a Sponsor be subject to any liability to any registered owner of shares, Authorized Participant or other person (including liability with respect to the worth of the Trust Property), except that each Sponsor agrees to perform its obligations under the Trust Agreement without gross negligence, willful misconduct or bad faith. A Sponsor or any of its respective directors, officers, managers, members, employees, agents or affiliates will not be liable if the Sponsor is prevented, forbidden, subject to civil or criminal penalty or delayed in meeting its obligations under the Trust Agreement by reason of any law, regulation, governmental or regulatory authority, stock exchange, or by reason of any act of God or war or terrorism or other circumstances beyond its control. A Sponsor will not be liable by reason of any non-performance or delay in the performance of any action which may be performed under the Trust Agreement or by exercising, or not, any discretion provided for in the Trust Agreement.

Each Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by such Sponsor in furtherance of the administration of the Trust (including Authorized Participant Agreements to which the Administrative Sponsor is a party, including the Administrative Sponsor’s indemnification obligations thereunder) or any actions taken in accordance with the provisions of the Trust Agreement, to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement, or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement, or any such other agreement. Each Sponsor (in the case of the Custodial Sponsor, in its capacity as Custodial Sponsor) and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of this paragraph applied.

The Sponsors may rely on information provided by the Trustee from the records of the Trust for securities filings, including a free writing prospectus or marketing materials. If such information is incorrect or omits material information and is the foundation for a claim against a Sponsor, such Sponsor may be entitled to indemnification from the Trust.

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

The Trustee keeps proper books of registration and transfer of shares at its office located in New York or such office as it may subsequently designate. These books and records are open to inspection by any person who establishes to the Trustee’s satisfaction that such person is an investor at all reasonable times during the usual business hours of the Trustee. The Trustee will keep a copy of the Trust Agreement on file in its office which will be available for inspection on reasonable advance notice at all reasonable times during its usual business hours by any investor.

Limitation on Trustee’s Liability

The Trust Agreement provides that the Trustee will not assume any obligation nor shall the Trustee be subject to any liability to any registered or beneficial owner of shares, Authorized Participant or other person (including liability with respect to the worth of the Trust Property), except that the Trustee agrees to perform its obligations under the Trust Agreement without gross negligence, willful misconduct or bad faith. The Trustee shall not have any obligation or liability for, or otherwise related to, any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. In no event will the Trustee be liable for acting in accordance with or conclusively relying upon any instruction, notice, demand, certificate or document (1) from a Sponsor, the Custodian or any entity acting on behalf of either which the Trustee believes is given pursuant to or is authorized by the Trust Agreement or the Custody Agreement, respectively; and (2) from or on behalf of any Authorized Participant which the Trustee believes is given pursuant to or is authorized by an Authorized Participant Agreement (provided that the Trustee has complied with the verification procedures specified in the Authorized Participant Agreement). In no event will the Trustee be liable for acting or omitting to act in reliance upon the advice of or information from legal counsel, accountants, any Authorized Participant, any registered owner, any beneficial owner, or any other person believed by it in good faith to be competent to give such advice or information. The Trustee or any of its respective directors, officers, managers, members, employees, agents or affiliates will not be liable if the Trustee is prevented, forbidden, subject to civil or criminal penalty or delayed in meeting its obligations under the Trust Agreement by reason of any law, regulation, governmental regulatory authority, stock exchange, or by reason of any act of God or war or terrorism or other circumstances beyond its control.

The Trustee will not be liable by reason of any non-performance or delay in the performance of any action which may be performed under the Trust Agreement or by exercising, or not, any discretion provided for in the Trust Agreement. The Trustee will not be liable for any indirect, consequential, punitive or special damages, regardless of the form of action and whether or not any such damages were foreseeable or contemplated, or for an amount in excess of the value of the Trust’s assets.

Indemnification of the Trustee

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

Indemnity for Actions Taken to Protect the Trust

Under the Trust Agreement, the Trustee is under no obligation to appear in, prosecute or defend any action that in its opinion may involve it in expense or liability, unless it is furnished with reasonable security and indemnity against the expense or liability. The Trustee’s costs and expenses resulting from actions taken to protect the Trust and the rights and interests of investors under the Trust Agreement are deductible from and will constitute a lien against the Trust’s assets. Subject to the preceding conditions, the Trustee shall, in its discretion, undertake such action as it may deem necessary to protect the Trust and the rights and interests of investors pursuant to the terms of the Trust Agreement.

Protection for Amounts Due to Trustee

The Trustee is entitled to receive from the Custodial Sponsor fees for its ordinary services and reimbursement for its out-of-pocket expenses in accordance with a written agreement between the Custodial Sponsor and the Trustee. Should the Custodial Sponsor fail to pay such fees and expenses, the Trustee is authorized to charge such fees and expenses to the Trust, in an amount not exceeding the amount that could be charged to the Trust in respect of the Custodial Sponsor Fee (and the Trustee may charge such fees and expenses to the Trust to such extent without regard to whether, because of the Custodial Sponsor default, fee waiver or other reason, the Custodial Sponsor may not then be entitled to such fee), and any subsequent amounts paid to the Custodial Sponsor pursuant to the Trust Agreement shall be net of amounts so withheld. The Trustee’s right of reimbursement shall be secured by a lien on amounts chargeable to the Trust for the Custodial Sponsor Fee without giving effect to any fee waiver then in effect, prior to the interest of the Sponsors, the investors and any other person.

The Trustee is entitled to charge, and to be reimbursed by, the Trust for all expenses and disbursements incurred by it in the performance of its duties under the Trust Agreement, including the reasonable fees and disbursements of its legal counsel and expenses identified in the Custody Agreement as payable by the Trustee, other than (1) amounts payable by the Custodial Sponsor to the Trustee as described in the preceding paragraph, (2) expenses and disbursements incurred by the Trustee prior to the commencement of the trading of shares on the NYSE Arca and (3) fees of agents for performing services the Trustee is required to perform under the Trust Agreement. The Trustee’s right of reimbursement for expenses and disbursements under this paragraph shall constitute a lien on, and the amount thereof shall be deductible against, the assets of the Trust.

Any pecuniary cost, expense or disbursement of the Trustee resulting from actions taken to protect the Trust and the rights and interests of investors pursuant to the Trust Agreement, including the Trustee’s appearance in, prosecution of or defense of any action that it considers necessary or desirable to protect the Trust or the interests of the investors, shall be deductible from, and constitute a lien on, the assets of the Trust.

Holding of Trust Property Other Than Gold

All moneys held by the Trustee shall be held by it, without interest thereon or investment thereof, as a deposit for the account of the Trust. Such held monies shall be deemed segregated by maintaining such monies in an account or accounts for the exclusive benefit of the Trust. The Trustee may also employ custodians for Trust assets other than gold, agents, attorneys, accountants, auditors and other professionals (including any affiliate of the Trustee and of a Sponsor) and shall not be answerable for the default or misconduct of any such custodians, agents, attorneys, accountants, auditors and other professionals if such custodians, agents, attorneys, accountants, auditors or other professionals shall have been selected with reasonable care. Any Trust assets other than gold or cash will be held by the Trustee either directly or through the Federal Reserve/Treasury Book Entry System for United States and federal agency securities (Book Entry System), DTC, or through any other clearing agency or similar system (Clearing Agency), if available. The Trustee will have no responsibility or liability for the actions or omissions of the Book Entry System, DTC or any Clearing Agency. The Trustee shall not be liable for ascertaining or acting upon any calls, conversions, exchange offers, tenders, interest rate changes, or similar matters relating to securities held at DTC or with any Clearing Agency unless the Trustee has received actual and timely notice of the same.

Resignation, Discharge or Removal of Trustee; Successor Trustees

Under the Trust Agreement, the Trustee may at any time resign as Trustee by written notice of its election to do so and delivery of such notice to the Sponsors, and such resignation shall take effect upon the appointment of a successor Trustee and its acceptance of such appointment as provided in the Trust Agreement.

The Administrative Sponsor, with the prior written approval of the Custodial Sponsor, may remove the Trustee as trustee by written notice delivered to the Trustee no more than 120 and at least 90 days prior to the fifth anniversary of the date of the Trust Agreement or, thereafter, by written notice delivered to the Trustee no more than 120 and at least 90 days prior to the last day of any subsequent three-year period. Subject to the terms of the Trust Agreement, such removal shall take effect upon the appointment of a successor trustee and its acceptance of such appointment.

The Administrative Sponsor, with the prior written approval of the Custodial Sponsor, may also remove the Trustee at any time if the Trustee (1) ceases to be a Qualified Bank (as defined below), (2) is in material breach of its obligations under the Trust Agreement and fails to cure such breach within 30 days after receipt of written notice from the Administrative Sponsor, in consultation with the Administrative Sponsor, or investors acting on behalf of at least 25% of the outstanding shares specifying such default and requiring the Trustee to cure such default, or (3) fails to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting deemed necessary by the Administrative Sponsor and, after consultations with the Administrative Sponsor, the Administrative Sponsor and the Trustee fail to resolve their differences regarding such proposed amendment. Under such circumstances, the Administrative Sponsor, in consultation with the Custodial Sponsor, acting on behalf of the investors, may remove the Trustee by written notice delivered to the Trustee and such removal shall take effect upon the appointment of a successor Trustee and its acceptance of such appointment.

A “Qualified Bank” means a bank, trust company, corporation or national banking association organized and doing business under the laws of the United States or any State of the United States that is authorized under those laws to exercise corporate trust powers and that (1) is a DTC Participant or a participant in such other depository as is then acting with respect to the shares; (2) unless counsel to a Sponsor, the appointment of which is acceptable to the Trustee, determines that the following requirement is not necessary for the exception under Section 408(m) of the Code, to apply, is a banking institution as defined in Section 408(n) of the Code; and (3) had, as of the date of its most recent annual financial statements, an aggregate capital, surplus and undivided profits of at least $150 million.

The Administrative Sponsor, in consultation with the Custodial Sponsor, may also remove the Trustee at any time if the Trustee merges into, consolidates with or is converted into another corporation or entity in a transaction in which the Trustee is not the surviving entity. The surviving entity from such a transaction shall be the successor of the Trustee without the execution or filing of any document or any further act; however, during the 90-day period following the effectiveness of such transaction, the Administrative Sponsor may, in consultation with the Custodial Sponsor, by written notice to the Trustee, remove the Trustee and designate a successor Trustee.

If the Trustee resigns or is removed, the Administrative Sponsor, with the prior written approval of the Custodial Sponsor, shall use its reasonable efforts to appoint a successor Trustee, which shall be a Qualified Bank. Every successor Trustee shall execute and deliver to its predecessor and to the Sponsors, acting on behalf of the investors, an instrument in writing accepting its appointment under the Trust Agreement, and thereupon such successor Trustee, without any further act or deed, shall become fully vested with all the rights, powers, duties and obligations of its predecessor; but such predecessor, nevertheless, upon payment of all sums due it and on the written request of the Sponsors, acting on behalf of the registered owners of shares, shall execute and deliver an instrument transferring to such successor all rights and powers of such predecessor under the Trust Agreement, shall duly assign, transfer and deliver all right, title and interest in the Trust’s assets to such successor, and shall deliver to such successor a list of the registered owners of all outstanding shares. The Sponsors or any such successor Trustee shall promptly give notice of the appointment of such successor Trustee to the investors.

If the Trustee resigns and no successor trustee is appointed within 60 days after the date the Trustee issues its notice of resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.

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

The Gold Industry

Gold Supply and Demand

Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2014-2018 and is based on information reported in Gold Focus 2019.

Tonnes	2014	2015	2016	2017	2018
SUPPLY
Mine Production	3,203	3,290	3,397	3,442	3,503
Recycling	1,188	1,121	1,282	1,156	1,168
Net Hedging Supply	105	13	33	–	–
Total Supply	4,496	4,424	4,712	4,598	4,671
DEMAND
Jewelry Fabrication	2,543	2,478	2,017	2,255	2,282
Industrial Demand	348	332	323	333	335
Net Physical Investment	1,060	1,072	1,061	1,036	1,078
Net Hedging Demand	–	–	–	24	12
Net Official Sector Buying	584	577	390	377	657
Total Demand	4,535	4,458	3,791	4,025	4,364
Market Balance	(40)	(34)	921	573	307
Net Investment in ETPs	(173)	(122)	575	206	70
Market Balance less ETPs	133	88	346	366	237
Gold Price (US$/oz, London)	1,266	1,160	1,251	1,257	1,268

Source: Gold Focus 2019.

Totals may not add due to independent rounding. Net producer hedging is the change in the physical market impact of mining companies’ gold loans, forwards and options positions.

According to the data above, gold supply averaged 4,580 tonnes (t) per year between 2014 and 2018. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,367t per year from 2014 through 2018. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,183t annually between 2014 through 2018.

According to the data above, gold demand averaged 4,235t per year between 2014 and 2018. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 55% of the identifiable demand from 2014 through 2018 followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 25%.

Central bank purchases averaged 517t during the same period. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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

The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from February 28, 1992 through January 13, 2020. The price of gold in the chart is based on the London AM Gold Fix and the LBMA Gold Price AM. The LBMA Gold Price replaced the previously established London Gold Fix on March 20, 2015.

Source: LBMA

Allocated and Unallocated Gold

Allocated gold is stored in a vault under a custody arrangement, and the individual bars are the property of the owner. An allocated gold account is evidence that uniquely identifiable gold has been “allocated” to the customer and is segregated from other metal held in the custodian’s vault. When held in this fashion, a customer has an indefeasible title to the gold held in the allocated account. An allocated account should not entail any credit risk exposure to a custodian.

Unallocated gold is also held with a custodian. However, unlike gold held in an allocated account, gold in an unallocated account does not entitle the customer to a particular gold bar and the customer’s holding is not segregated from that of other customers or the custodian. Instead, the books and records of the custodian record that the customer is entitled to a specific number of ounces of fine gold. As the gold is not segregated, the customer may have a credit risk exposure to the custodian.

Allocated and unallocated gold held by the Custodian for the benefit of the Trust is covered by the Government Guarantee, which provides that the payment of the cash equivalent of gold due, payable and deliverable by the Custodian under the Gold Corporation Act and all moneys due and payable by the Custodian is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the State of Western Australia. The Government Guarantee will apply to the Trust’s allocated and unallocated gold for so long as the Custodian (or a Sub-Custodian acting on the Custodian’s behalf) holds such gold for the benefit of the Trust. In the event that gold held by the Trust is lost, damaged, or stolen and the Custodian needs to rely on the Government Guarantee to satisfy its obligations with respect to the Trust, the Custodian will purchase on the open market the required amount of gold needed to meet its obligations, which amount shall be determined by the Custodian pursuant to the terms of the Trust Agreement. The Custodian will then request funds from the Government of Western Australia to pay for the purchase (in other words, request the “cash equivalent” of gold due). In this way, cash is converted into gold so that the Custodian can meet its legal delivery obligations with respect to the Trust.

Global Over-the-Counter Market for Gold

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in a specific transaction. The three products relevant to the LBMA are spot (S) contracts, forward (F) contracts and options (O) contracts. A “spot contract” is a contract to buy or sell gold typically on or before two Business Days following the date of the execution of the contract. A “forward contract” is an agreement to buy or sell gold at a future date beyond the spot date at a price set at the time of the contract. An “option contract” is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of gold at a predetermined rate during a period or at a time in the future. There are thirteen LBMA Market Makers who provide the service in one, two or all three products. Of the thirteen LBMA Market Makers, there are five Full Market Makers and eight Market Makers. The five Full Market Makers quoting prices in all three products are: Citibank N A, Goldman Sachs, HSBC Bank, JP Morgan Chase Bank and UBS. The eight LBMA Market Makers who provide two-way pricing in either one or two products are: ICBC Standard Bank (S), Merrill Lynch International (S, O), Morgan Stanley & Co International (S, O), Societe Generale (S), Standard Chartered Bank (S, O), Bank of Nova Scotia-ScotiaMocatta (S, F), Toronto-Dominion Bank (F) and BNP Paribas SA (F).

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

Gold is usually traded on the London market on a loco London basis. This means the gold is physically held in vaults in London or is transferred into accounts established in London. Payment upon settlement and delivery of a loco London spot trade is usually in U.S. dollars, two business days after the trade date. Delivery of the gold is either by physical delivery or through the LBMA clearing system to an unallocated account.

Gold Trading Unit

The trading unit for gold is one fine troy ounce (“fine” meaning metal, that is, the actual gold content based on 100 percent purity). The conversion factors between troy ounces and metric used by the LBMA are: one troy ounce equals 31.1034768 grams and one kilogram equals 32.1507465 troy ounces.

LBMA Price Auctions

The London market provides a metal pricing service whereby the LBMA Gold Price is intended to represent the matching of orders from customers throughout the world. The LBMA Gold price auction takes place twice daily by ICE Benchmark Administration (IBA) at 10:30 a.m. and 3:00 p.m. London time with the price set in U.S. dollars per fine troy ounce. Under licensing arrangements introduced by the IBA the price is displayed on the LBMA’s website with a 30-minute delay.

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

Creation and Redemption of Shares by Authorized PArticipants

The Trust issues and redeems Baskets only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined Fine Ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received. A Basket consists of at least 25,000 shares.

Only Authorized Participants may place orders to create and redeem Baskets. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Administrative Sponsor without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee. This transaction fee can be waived at the Administrative Sponsor’s discretion. Multiple Baskets may be created on the same day, provided each Basket meets the requirements described below.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to effect any sale or resale of shares.

Creation Procedures - Authorized Participants

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day: (1) when the NYSE Arca is closed for regular trading; or (2) if the order or other transaction requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom, Western Australia or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom, Western Australia or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom, Western Australia or in such other jurisdiction are, or the London gold market is, not open for a full business day and the order or other transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day. Purchase Orders must be placed prior to the Order Cutoff Time on any business day. The day on which the Trustee receives a valid Purchase Order is the Purchase Order date.

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

Determination of Required Deposits

The Trustee shall determine the Basket Gold Amount for each Business Day, and each such determination thereof and the Trustee’s resolution of questions concerning the composition of the Basket Gold Amount shall be final and binding on all persons interested in the Trust. The initial Basket Gold Amount was 500 Fine Ounces of gold. After the initial deposit of gold into the Trust, the Basket Gold Amount for each Business Day shall be an amount of gold equal to:

    (a) minus (b)

(c) divided by (d)

Where:

(a) =	the total number of Fine Ounces of gold held in the Trust as of the opening of business on such Business Day

(b) =	the number of Fine Ounces of gold equal in value to the Trust’s unpaid expense accrual as of the opening of business on such Business Day

(c) =	the total number of Shares outstanding as of the opening of business on such Business Day

(d) =	25,000 (or other number of Shares in a Basket for such Business Day)

Fractions of a Fine Ounce of gold included in the Basket gold Amount smaller than 0.001 Fine Ounces shall be disregarded. The Custodial Sponsor shall publish, or shall designate the Administrative Sponsor or other persons to publish, for each Business Day, the Basket Gold Amount.

Delivery of Required Deposits

An Authorized Participant who places a Purchase Order is responsible for crediting its account, if held at the Custodian, with the required gold deposit amount and, if the Authorized Participant does not maintain its account with the Custodian, causing the required gold deposit to be transferred to the Custodian, by 8:00 a.m. London time on the second business day following the Purchase Order date. No shares are issued unless and until the Custodian has informed the Trustee that it has credited to the Trust the corresponding amount of gold. Upon transfer of the gold deposit amount to the Trust, the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold, until such gold has been received by the Custodian on behalf of the Trust, shall be borne solely by the Authorized Participant.

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

Redemption Procedures - Authorized Participants

The procedures by which an Authorized Participant can redeem one or more Baskets mirrors the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed prior to the Order Cutoff Time on each business day the NYSE Arca is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow only Authorized Participants to redeem Baskets. An investor may not redeem Baskets other than through an Authorized Participant.

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

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s account representing the amount of the gold held by the Trust evidenced by the shares being redeemed as of the date of the redemption order. Fractions of a Fine Ounce included in the redemption distribution smaller than 0.001 of a Fine Ounce are disregarded. A redeeming Authorized Participant is responsible for any applicable tax, fees or other governmental charge that may be due, as well as any charges or fees in connection with the transfer of gold and the issuance and delivery of shares, and any expense associated with the delivery of gold other than by credit to an Authorized Participant’s unallocated account with the Custodian or another LBMA-member clearing bank.

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the third business day following the redemption order date if, by 9:00 a.m. New York City time on the second business day following the redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed.

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

To proceed, an investor must provide Gold Corporation with sufficient details to enable Gold Corporation to identify the investor as a person owning a beneficial interest in any shares of the Trust and to establish a Customer Account for the investor with Gold Corporation. Gold Corporation may determine (in its absolute discretion) whether the investor has provided sufficient details to identify the investor as a Beneficial Owner and to open the Customer Account with Gold Corporation.

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

The Trust’s website contains a calculator to provide shareholders an estimate of the number of shares to be exchanged for the various products offered. Such fees will be expressed in terms of the number of Shares to be delivered to the Gold Corporation for the amount of Physical Gold requested. Such fees are provided to an investor as part of the pre-populated Application. The number of ounces represented by the shares delivered will generally be higher than the amount of ounces of gold to be delivered, because the number of shares delivered will also cover delivery charges and product premiums.

The table below includes examples of products available from The Perth Mint and provides a snapshot of the gold products available as of the date of this document. Further details of The Perth Mint’s extensive product range are available from The Perth Mint’s website: www.perthmint.com.

Type of Gold
London Bars
1 ounce Australian minted bars
1 ounce Australian Kangaroo Coins
32.148 ounce (1kg) 99.99% cast bar

Delivery Fees: The delivery fees cover the cost of preparing and transporting Physical Gold from the Gold Corporation to the location specified by the investor in the Application. The delivery fees may also include the cost of insuring Physical Gold during transport.

Sales Taxes: In the United States, Gold Corporation currently does not anticipate sales taxes applying to the delivery of gold to investors. However, if such taxes or similar sales or value added taxes do apply in any jurisdiction, they are the sole responsibility of the investor.

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

Investors should contact Gold Corporation to discuss delivery method and location. Investors should be aware that the gold delivered is likely to represent a substantial U.S. dollar value:

●	Shipments may be broken down into multiple smaller shipments and possibly shipped on different days to meet insurance requirements of the shipping carrier or the investor and any requirements of the associated carriers. An investor can utilize a shipping carrier only if insurance requirements can be met and the investor and Gold Corporation agree on an acceptable delivery destination. A conventional shipping carrier may deliver gold to residential addresses.

●	Armored Transportation Service will only deliver to certain trusted locations; an Armored Transportation Service does not deliver to residential addresses.

●	An investor can utilize an armored truck service only if the investor and the Armored Transportation Service agree on an acceptable delivery destination. London Bars will only be transported using Armored Transportation Service.

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

Applications received after 4:00 p.m. New York City time are considered to have been received the next business day. Investors will be advised of reasons for any delay. For Gold Corporation to approve an Application, the following conditions must be met:

●	The Application must be submitted in a form satisfactory to Gold Corporation. Gold Corporation shall confirm that:

o	The Delivery ID matches the Application with respect to the amount of Shares to be delivered, the Physical Gold requested, and other applicable terms; and

o	The Application otherwise is in good order.

●	Gold Corporation may decline to approve Applications for any reason, in its sole discretion. Upon final approval of the Application by Gold Corporation, Gold Corporation shall return a copy of the Application to the investor.

●	Upon receipt of final approval of the Application by Gold Corporation, the investor shall instruct the investor’s broker to transfer the Shares to the account of Gold Corporation prior to the Order Cutoff Time on the designated Share Submission Day.

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

For over a century, The Perth Mint has produced high purity gold and silver bullion and minted fine coins and bullion bars. The Perth Mint is owned by the Western Australian Government and operated by Gold Corporation (a Western Australian statutory body corporate). The Perth Mint provides precious metal investment and storage solutions to more than 30,000 investors in over 130 countries and is a trusted supplier and trader of precious metal investment products to some of the world’s leading companies.

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

The Perth Mint Facts:

●	100% owned by the Western Australian Government and operating under a legislated Western Australian government guarantee contained within the Gold Corporation Act. There is no dollar limit or similar restriction with respect to the Trust’s ability to enforce the guarantee against the Government of Western Australia.

●	The only LBMA accredited gold and silver refinery in Australia.

●	The Perth Mint’s investment bars are internationally acceptable and tradeable, with The Perth Mint being one of only a few global refiners accredited by all five of the world’s major gold exchanges.

●	Australia is the world’s second largest producer of newly mined gold (approximately 295 tonnes per annum) and is the world’s largest exporter of newly-mined gold. The Perth Mint refined approximately 95% of Australia’s gold production in fiscal year 2016, a total of approximately 275 tonnes of gold.

●	Operates the largest refinery by volume and the largest bullion vault in the southern hemisphere.

●	Licensed to produce legal tender coins (16.22 million coins, medallions and minted bars sold in 2015-16).

●	The Perth Mint’s well-established Western Australian Government guaranteed Depository provides precious metals storage services to central banks, pension funds, corporate and private clients located throughout the world.

●	The Perth Mint’s legal tender coins, medallions and minted bars are recognized for their quality and design.

●	The Perth Mint offers a variety of gold products. Current examples of products available from The Perth Mint include London Bars, 1 oz. Australian bars, 1 oz. Australian Kangaroo Coins and 1 kg 99.99% bars.

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

Trust shares may trade at, above or below the Net Asset Value per share. The Net Asset Value per share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the shares will fluctuate with changes in the Net Asset Value per share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the Net Asset Value per share may be influenced by non-concurrent trading hours between the NYSE Arca and major gold markets. While the shares will trade on the NYSE Arca until 4:00 p.m. New City York time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the shares may widen.

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

The Trust will be treated as a grantor trust for federal income tax purposes. As such, investors in the Trust will be treated as if they directly received their respective pro rata share of the Trust’s income, if any, even though investors should not expect any cash distributions from the Trust. The character of this income will be determined on the basis of the particular circumstances of each investor. For example, if the Trust sells gold to generate cash to pay its fees or expenses, an investor will recognize gain or loss depending on the particular circumstances of such investor. In addition, the transfer of gold to a Sponsor as payment of the fee to a Sponsor and/or reimbursement of the Trust’s expenses and/or liabilities will be treated as a taxable exchange of the gold by the Trust, and thus will also constitute a taxable event for investors. For further discussion and special rules that may affect Non-U.S. Investors, see “Federal Income Tax Consequences.”

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

(a)

Perth Mint Physical Gold ETF Shares are listed on the NYSE Arca under the symbol “AAAU” and have been listed since August 15, 2018. As of December 31, 2019, there were approximately 57 DTC participating shareholders of record of the Trust. We have never paid any cash dividends on our shares, and we do not anticipate paying cash dividends in the foreseeable future.

(b)

Not applicable.

(c)

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust did not redeem any Baskets (0 shares) during the fiscal quarter ended December 31, 2019 as set forth in the table below.

Period	Total number of Shares redeemed	Average ounces of gold per Share
10/1/19 to 10/31/19	0	0
11/1/19 to 11/30/19	0	0
12/1/19 to 12/31/19	0	0
TOTAL	0	0

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2019
Net Assets	$176,228,842
Net investment loss	(240,942)
Net realized gain (loss) on gold transferred to pay expenses	(1,885)
Change in unrealized appreciation/depreciation on investment in gold bullion	22,602,155
Net investment loss per Share	(0.03)
Net realized and unrealized gain (loss) from gold bullion per Share	2.41

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the NAV of the Trust on each day that the NYSE Arca is open for regular trading, as promptly as practical after 4:00 p.m. New York City time. The NAV of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) and cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s NAV, the Trustee values the gold held by the Trust based on the afternoon London gold price per troy ounce of gold for delivery in London through a member of the LBMA authorized to effect such delivery, as calculated and administered by independent service provider(s) and published by the LBMA on its website or by its successor that publicly displays prices (the “LBMA PM Gold Price”), or, if such day’s afternoon price is not available, the morning LBMA Gold Price (the “LBMA AM Gold Price”). If no LBMA Gold Price is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA PM Gold Price or LBMA AM Gold Price.

If the Custodial Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation to be employed by the Trustee. The Custodial Sponsor may instruct the Trustee to use a different publicly available price, which the Custodial Sponsor determines to fairly represent the commercial value of the Trust’s gold.

	Ounces	Fair Value
Beginning balance as of January 1, 2019	69,462.3	$89,026,308
Gold bullion contributed	46,429.2	64,855,904
Gold bullion distributed	—	—
Transfers of gold to pay expenses	(162.5)	(229,120)
Change in unrealized appreciation/depreciation on investment in gold bullion	—	22,602,155
Ending balance as of December 31, 2019	115,729.0	$176,255,247

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

Review of Financial Results

For Year Ended December 31, 2019

The Trust commenced operations on July 26, 2018. In the period from inception to December 31, 2018, 6,950,000 shares (278 Baskets, as adjusted for the current Basket size of at least 25,000 shares) were sold in exchange for 68,482.5 ounces of gold, and 20.2 ounces of gold were sold to pay expenses. For the year ended December 31, 2019, 4,650,000 shares (186 Baskets) were created in exchange for 46,429.2 ounces of gold, and 162.5 ounces of gold were transferred to pay expenses.

At December 31, 2019, the Trust’s NAV per share was at $15.19, compared to $12.81 at December 31, 2018 and $12.28 at inception. The increase in NAV per share at year-end was due to a higher price of gold of $1,523.00 at period end, which represented an increase of 18.23% from $1,281.65 at December 31, 2018, and 28.28% from $1,187.25 at inception.

The NAV per share of $15.43 on September 4, 2019 was the highest during the period, compared with a low of $12.68 on April 23, 2019.

At December 31, 2018, the Custodial Sponsor held 69,462.3 ounces of gold on behalf of the Trust in its vault, with a market value of $89,026,308 (cost: $84,101,796) based on the LBMA PM Gold Price on December 31, 2018.

At December 31, 2019, the Custodial Sponsor held 115,729.0 ounces of gold on behalf of the Trust in its vault, with a market value of $176,255,247 (cost: $148,728,580) based on the LBMA PM Gold Price on December 30, 2019, the last trading day of 2019.

The change in net assets from operations for the period ended December 31, 2018 was $4,886,987, which was due to (i) the Custodial Sponsor Fee of $(37,112), and (ii) a net realized and unrealized gain (loss) from operations of $4,924,099, which in turn resulted from a net realized loss on gold transferred to pay expenses of $413, and a net change in unrealized appreciation/depreciation on investments in gold of $4,924,512. Other than the Custodial Sponsor Fee, the Trust had no expenses during the period ended December 31, 2018.

The change in net assets from operations for the year ended December 31, 2019 was $22,359,328, which was due to (i) the Custodial Sponsor Fee of $(240,942), and (ii) a net realized and unrealized gain of $22,600,270 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $1,885, and a net change in unrealized appreciation/depreciation on investments in gold of $22,602,155. Other than the Custodial Sponsor Fee, the Trust had no expenses during the year ended December 31, 2019.

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

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At December 31, 2019, the Trust did not have any cash balances.

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

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from January 1, 2019 to December 31, 2019.

Daily gold price – January 1, 2019 to December 31, 2019

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for the periods from January 1, 2019 through December 31, 2019, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

January 1, 2019 to March 31, 2019	$1,303.78	$1,343.75	Feb. 20, 2019	$1,279.55	Jan. 21, 2019	$1,295.40	Mar. 29, 2019
April 1, 2019 to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,269.50	Apr. 23, 2019	$1,409.00	June 28, 2019
July 1, 2019 to September 30, 2019	$1,472.47	$1,546.10	Sept. 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sept. 30, 2019
October 1, 2019 to December 31, 2019	$1,434.68	$1,517.10	Oct. 3, 2019	$1,452.05	Nov. 12, 2019	$1,523.00	Dec. 31, 2019(2)

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)	December 31, 2019 was the last day of the fiscal year; however, no LBMA PM Gold Price was recorded on that date. Numbers provided are from LBMA AM Gold Price on December 31, 2019, the last price recorded for the fiscal year.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Trust is a passive investment vehicle. It is not actively managed. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares, and have the gold securely stored by the Custodial Sponsor. Accordingly, fluctuations in the price of gold will affect the value of the Trust’s shares.

Item 8.	Financial Statements and Supplementary Data

Perth Mint Physical Gold ETF

Quarterly Statements of Operations

For the year ended December 31, 2019

	(unaudited)
	Three Months ended March 31, 2019	Three Months ended June 30, 2019	Three Months ended September 30, 2019	Three Months ended December 31, 2019	Year ended December 31, 2019

EXPENSES
Sponsor fees	$(45,346)	$(50,784)	$(68,564)	$(76,248)	$(240,942)
Total expenses	(45,346)	(50,784)	(68,564)	(76,248)	(240,942)

Net investment loss	(45,346)	(50,784)	(68,564)	(76,248)	(240,942)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	999	(60)	(108)	(2,716)	(1,885)
Change in unrealized appreciation/depreciation on investment in gold	1,030,713	10,122,345	7,049,001	4,400,096	22,602,155
Net realized and unrealized gain (loss) from operations	1,031,712	10,122,285	7,048,893	4,397,380	22,600,270

Net Income	$986,366	$10,071,501	$6,980,329	$4,321,132	$22,359,328

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein, which are incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2019.

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

Under the supervision and with the participation of the principal executive officer and principal financial officer of the Administrative Sponsor, the Administrative Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2019. Based on this evaluation, the Principal Executive Officer and the Chief Financial Officer of the Administrative Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2019.

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Principal Executive Officer and the Chief Financial Officer of the Administrative Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and the Chief Financial Officer of the Administrative Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

This annual report does not include an attestation report of the registrant’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

J. Garrett Stevens, age 39, has served as the Chief Executive Officer of the Administrative Sponsor since 2009. In this position, he oversees and is actively involved in the firm’s daily operations. He is also President and Chairman of the Board of the Exchange Traded Concepts Trust I and President of Exchange Listed Funds Trust and holds the position of Chairman of the Administrative Sponsor’s Executive Committee. Prior to joining the Administrative Sponsor, Mr. Stevens founded FaithShares in 2009 where he served as CEO, launching the first family of faith-based ETFs in the marketplace. Mr. Stevens began his professional career in 2000 as a stock broker and investment advisor at T.S. Phillips Investments, Inc. serving as vice president. Mr. Stevens holds a Bachelor’s degree in Finance from Oklahoma State University.

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

Fees for services performed by KPMG LLP, as paid by the Custodial Sponsor from the Custodial Sponsor Fee, for the year ended December 31, 2019 and the period ended December 31, 2018 were:

	2019	2018
Audit fees	$86,000	$82,500
Audit-related fees	—	—
Total	$86,000	$82,500

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Although the Trust does not have any officers or directors, the Administrative Sponsor, on behalf of the Trust, has engaged an independent third party to perform the functions of the Trust’s audit committee, which include making determinations regarding auditor fees.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

See Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

Exhibit Number	Description

4.1	Depository Trust Agreement among Gold Corporation, Exchange Traded Concepts, LLC, and the Bank of New York Mellon, dated as of July 26, 2018, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed on April 20, 2018 (file no. 333-224389)

4.3*	Description of the Shares of Perth Mint Physical Gold ETF

10.1	Trust Allocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

10.2	Trust Unallocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)

23.1*	Consent of KPMG LLP

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned*, thereunto duly authorized.

EXCHANGE TRADED CONCEPTS, LLC
Administrative Sponsor of Perth Mint Physical Gold ETF (Registrant)

Date: March 13, 2020	By:	/s/ J. Garrett Stevens
J. Garrett Stevens
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature		Capacity	Date

By:	/s/ J. Garrett Stevens	Chief Executive Officer	March 13, 2020
	J. Garrett Stevens	(Principal Executive Officer)

Signature		Capacity	Date

By:	/s/ James J. Baker	Chief Financial Officer	March 13, 2020
	James J. Baker	(Principal Financial and Principal Accounting Officer)

*	The registrant is a trust and the person is signing in his capacity as an officer of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.

Perth Mint Physical Gold ETF

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the Directors of Exchange Traded Concepts, LLC, as the Administrative Sponsor, the Audit Committee Established, and Shareholders of Perth Mint Physical Gold ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Perth Mint Physical Gold ETF (the Trust), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for the year ended December 31, 2019 and for the period July 26, 2018 (commencement of operations) to December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for the year ended December 31, 2019 and for the period July 26, 2018 to December 31, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2019, the results of its operations, the changes in its net assets and the financial highlights for the year ended December 31, 2019 and for the period July 26, 2018 to December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2018.

Columbus, Ohio
March 13, 2020

Perth Mint Physical Gold ETF

Statements of Assets and Liabilities

	December 31, 2019	December 31, 2018
Assets
Investment in gold, at fair value (cost $148,728,580 and $84,101,796 at December 31, 2019 and December 31, 2018, respectively)	$176,255,247	$89,026,308
Total Assets	176,255,247	89,026,308

Liabilities
Custodial Sponsor fee payable	26,405	12,698
Total Liabilities	26,405	12,698

Net Assets	$176,228,842	$89,013,610

Shares issued and outstanding (unlimited number of shares authorized, no par value)	11,600,000	6,950,000
Net asset value per Share	$15.19	$12.81

See notes to financial statements.

Perth Mint Physical Gold ETF

Statements of Operations

	For the year ended December 31, 2019	For the period July 26, 2018 (commencement of operations) to December 31, 2018
Expenses
Custodial Sponsor fee	$(240,942)	$(37,112)
Total Expenses	(240,942)	(37,112)
Net investment loss	(240,942)	(37,112)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	(1,885)	(413)
Change in unrealized appreciation (depreciation) on investment in gold	22,602,155	4,924,512
Net realized and unrealized gain (loss) from operations	22,600,270	4,924,099

Net Income	$22,359,328	$4,886,987
Net income per share	$2.37	$1.27
Average number of shares (in 000s)	9,446	3,849

See notes to financial statements.

Perth Mint Physical Gold ETF

Statements of Changes in Net Assets

	For the year ended December 31, 2019	For the period July 26, 2018 (commencement of operations) to December 31, 2018

Net Assets - beginning of period	$89,013,610	$1,228,250 (1)
Creations	64,855,904	82,898,373
Net investment loss	(240,942)	(37,112)
Net realized gain (loss) from gold transferred to pay expenses	(1,885)	(413)
Change in unrealized appreciation on investment in gold	22,602,155	4,924,512
Net Assets - end of period	$176,228,842	$89,013,610

(1)	The amount represents the initial deposit.

See notes to financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

	For the year ended December 31, 2019	For the period July 26, 2018 (commencement of operations) to December 31, 2018

Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$12.81	$12.28	(a)
Net investment loss (b)	(0.03)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	2.41	0.54
Change in net assets from operations	2.38	0.53
Net asset value per share, end of period	$15.19	$12.81
Market value per share, beginning of period (c)	$12.82	$12.28
Market value per share, end of period (c)	$15.14	$12.82

Total return, at net asset value (d)	18.62%	4.32%
Total return, at market value (d)	18.10%	4.40%

Ratio to average net assets
Net investment loss	(0.18)%	(0.18	)%(e)
Total expenses	(0.18)%	(0.18	)%(e)

(a)	The amount represents the initial deposit.
(b)	Calculated using average shares outstanding.
(c)	The last bid price.
(d)	Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.
(e)	Annualized.

See notes to financial statements.

Perth Mint Physical Gold ETF

Schedules of Investments

December 31, 2019

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	115,729.0	$148,728,580	$176,255,247	100.01%
Total Investments		$148,728,580	$176,255,247	100.01%
Liabilities in excess of other assets			(26,405)	(0.01)%
Net Assets			$176,228,842	100.00%

December 31, 2018

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	69,462.3	$84,101,796	$89,026,308	100.00%
Total Investments		$84,101,796	$89,026,308	100.00%
Liabilities in excess of other assets			(12,698)	(0.00	)%(a)
Net Assets			$89,013,610	100.00%

(a)	Amount is less than 0.005%.

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

The LBMA PM Gold Price is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (IBA). The price is set in U.S. dollars per fine troy ounces.

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

The Trustee categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy. There were no transfers between Level 1 and other Levels for the year ended December 31, 2019.

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

2.5. Creations and Redemptions of Shares

The Trust issues and redeems shares in one or more blocks of at least 25,000 shares (a block of 25,000 shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined fine ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Changes in the shares during the year ended December 31, 2019 are:

Balance at December 31, 2018	6,950,000
Creations	4,650,000
Redemptions	—
Balance at December 31, 2019	11,600,000

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

The Administrative Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2019, the 2018 and 2019 tax years are open for examination. There is no examination in progress at year end.

2.8. New Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted. Management of the Administrative Sponsor does not currently expect these changes to have a material impact to future financial statements.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2019:

	Amount in ounces	Amount in US$
Balance at December 31, 2018	69,462.3	$89,026,308
Creations	46,429.2	64,855,904
Redemptions	—	—
Transfer of gold to pay expenses	(162.5)	(229,120)
Change in unrealized appreciation/depreciation on investment in gold	—	22,602,155
Balance at December 31, 2019	115,729.0	$176,255,247

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