Form 10-Q
period 2020-03-31
Perth Mint Physical Gold ETF
filed 2020-05-08
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

March 31, 2020.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to __________.

Commission file number: 001-38620

PERTH MINT PHYSICAL GOLD ETF

SPONSORED BY GOLD CORPORATION AND EXCHANGE TRADED CONCEPTS, LLC

(Exact name of registrant as specified in its charter)

New York	61-1848163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Exchange Traded Concepts, LLC

2 Hanson Place

Brooklyn, New York 11217

(Address of principal executive offices) (Zip Code)

(718) 315-5013

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Perth Mint Physical Gold ETF	AAAU	NYSE Arca

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes    ☒ No

The registrant had 15,950,000 outstanding shares as of May 1, 2020.

Perth Mint Physical Gold ETF

i

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

Perth Mint Physical Gold ETF

Perth Mint Physical Gold ETF

Statements of Assets and Liabilities

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Investment in gold, at fair value (cost $179,728,487 and $148,728,580, respectively)	$215,801,371	$176,255,247
Gold receivable	6,416,959	–
Total assets	222,218,330	176,255,247

Liabilities
Custodial Sponsor fee payable	32,237	26,405
Total liabilities	32,237	26,405

Net Assets	$222,186,093	$176,228,842

Shares issued and outstanding (unlimited number of shares authorized, no par value)	13,850,000	11,600,000
Net asset value per Share	$16.04	$15.19

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Schedules of Investments

March 31, 2020 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	134,125.6	$179,728,487	$215,801,371	97.13%
Total Investments		$179,728,487	$215,801,371	97.13%
Assets in excess of liabilities			6,384,722	2.87%
Net Assets			$222,186,093	100.00%

December 31, 2019
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	115,729.0	$148,728,580	$176,255,247	100.01%
Total Investments		$148,728,580	$176,255,247	100.01%
Liabilities in excess of other assets			(26,405)	(0.01)%
Net Assets			$176,228,842	100.00%

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Operations

	Three months ended March 31, 2020 (unaudited)	Three months ended March 31, 2019 (unaudited)
Expenses
Custodial Sponsor fee	$88,744	$45,346
Total expenses	88,744	45,346
Net investment (loss)	(88,744)	(45,346)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Gold bullion distributed for redemptions	919,264	–
Gold transferred to pay expenses	(378)	999
Net realized gain (loss)	918,886	999

Change in unrealized appreciation (depreciation) on investment in gold	8,546,217	1,030,713
Net realized and unrealized gain (loss) from operations	9,465,103	1,031,712
Net Income	$9,376,359	$986,366
Net income per share	$0.76	$0.13
Average number of shares (in 000s)	12,406	7,788

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Changes in Net Assets

	Three months ended March 31, 2020 (unaudited)	Three months ended March 31, 2019 (unaudited)
Net Assets - beginning of period	$176,228,842	$89,013,610
Creations	41,031,232	17,396,805
Redemptions	(4,450,340)	–
Net creations (redemptions)	36,580,892	17,396,805
Net investment (loss)	(88,744)	(45,346)
Net realized gain (loss) from gold bullion distributed for redemptions	919,264	–
Net realized gain (loss) from gold transferred to pay expenses	(378)	999
Change in unrealized appreciation (depreciation) on investments in gold	8,546,217	1,030,713
Net Assets - end of period	$222,186,093	$107,396,781

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

	Three months ended March 31, 2020 (unaudited)	Three months ended March 31, 2019 (unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$15.19	$12.81
Net investment gain (loss)(a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	0.86	0.14
Change in net assets from operations	0.85	0.13
Net asset value per share, end of period	$16.04	$12.94
Market value per share, beginning of period(b)	$15.14	$12.82
Market value per share, end of period(b)	$15.70	$12.90
Total Return, at net asset value(c)	5.6%	1.0%
Total Return, at market value(c)	3.7%	0.6%
Ratios to average net assets(d)
Net investment gain (loss)	(0.18)%	(0.18)%
Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.

(b)	The last bid price.

(c)	Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.

(d)	Annualized.

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

The Trust’s fiscal year-end is December 31.

The statements of assets and liabilities and schedules of investments at March 31, 2020 and the statements of operations and of changes in net assets for the periods ended March 31, 2020 and 2019, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Administrative Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2020 have been made.

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

Neither the Trustee nor the Sponsors are liable to any Person for the determination that the most recently announced LBMA PM Gold Price (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith. Once the value of gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees, expenses and other liabilities of the Trust from the total value of gold and any other assets of the Trust (other than any amounts credited to the Trust’s reserve account), including cash, if any. The resulting figure is the Net Asset Value of the Trust. The Trustee will also determine the Net Asset Value per share by dividing the Net Asset Value of the Trust by the number of shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any shares deemed created or redeemed on such evaluation day). There were 13,850,000 shares outstanding at March 31, 2020.

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

Changes in the shares during the period ended March 31, 2020 are:

Balance at December 31, 2019	11,600,000
Creations	2,550,000
Redemptions	(300,000)
Balance at March 31, 2020	13,850,000

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

The Administrative Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2020, the 2018 and 2019 tax years are open for examination. There is no examination in progress at year end.

2.8. New Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The update provides guidance that eliminates, adds and modifies certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods therein. As a result of adopting ASU 2018-13, the Trust no longer discloses the amounts and reasons of the transfer of assets and liabilities between Level 1 and Level 2 of the Fair Value Hierarchy.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the period ended March 31, 2020:

	Amount in ounces	Amount in US$
Balance at December 31, 2019	115,729.0	$176,255,247
Creations	21,440.8	34,576,983
Redemptions	(2,991.5)	(4,450,340)
Net realized gain (loss) from gold bullion distributed for redemptions	–	919,264
Transfer of gold to pay expenses	(52.7)	(82,912)
Net realized gain (loss) from gold transferred to pay expenses	–	(378)
Change in unrealized appreciation (depreciation) on investment in gold	–	8,546,217
Change in unrealized appreciation (depreciation) on unsettled creations (redemptions)	–	37,290
Balance at March 31, 2020	134,125.6	$215,801,371

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations (including the effects thereon related to the coronavirus (COVID-19) pandemic), the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “anticipate,” “seek,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s 2019 Form 10-K; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Trust’s 2019 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; Part II, Item 1A. Risk Factors of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

Results of Operations

Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, 2,550,000 shares (102 Baskets) were created in exchange for 21,440.8 ounces of gold, and 52.7 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $16.04, due to a higher price of gold $1,608.95 at period end which represented an increase of 5.6% from $1,523.00 at December 31, 2019.

The change in net assets from operations for the three months ended March 31, 2020 was $9,376,359, which was due to (i) the Custodial Sponsor Fee (as defined below) of $(88,744) and (ii) a net realized and unrealized gain of $9,465,103 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $919,264, a net realized loss on gold transferred to pay expenses of $(378) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $8,546,217. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2020.

For the three months ended March 31, 2019, 1,350,000 shares (54 Baskets, as adjusted for the current Basket size of at least 25,000 shares) were created in exchange for 13,488.5 ounces of gold, and 32.1 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $12.94, due to an increase in the price of gold at 1.07% from $1,281.65 on December 31, 2018 to $1,295.40 on March 31, 2019.

The change in net assets from operations for the three months ended March 31, 2019 was $986,366, which was due to (i) the Custodial Sponsor Fee of $(45,346) and (ii) a net realized and unrealized gain of $1,031,712 from operations, which in turn resulted from a net realized gain on gold transferred to pay expenses of $999 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $1,030,713. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2019.

At March 31, 2020, the Custodial Sponsor held 134,125.6 ounces of gold on behalf of the Trust in its vault, with a market value of $215,801,371 (cost: $179,728,487) based on the LBMA PM Gold Price at period end.

At March 31, 2019, the Custodial Sponsor held 82,918.7 ounces of gold on behalf of the Trust in its vault, with a market value of $107,412,899 (cost: $101,457,674) based on the LBMA PM Gold Price on March 31, 2019. “Good Delivery” is a list of specifications a bar or ingot must meet to trade on the London gold markets, as set forth by the LBMA.

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

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At March 31, 2020 and 2019, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the first date the Trust’s shares began trading on the NYSE Arca) to March 31, 2020.

Daily gold price - July 26, 2018 to March 31, 2020
LBMA PM Gold Price (in USD)
1800
1600
1400
1200
1000
800
600
400
200
0
07/26/18
08/26/18
09/26/18
10/26/18
11/26/18
12/26/18
01/26/19
02/26/19
03/26/19
04/26/19
05/26/19
06/26/19
07/26/19
08/26/19
09/26/19
10/26/19
11/26/19
12/26/19
01/26/20
02/26/20
03/26/20

The average, high, low and end-of-period gold prices for the period from April 1, 2019 through March 31, 2020, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

April 1, 2019 to June 30, 2019	$1,309.39	$1,431.40	June 25, 2019	$1,271.15	May 21, 2019	$1,409.00	June 28, 2019
July 1, 2019 to September 30, 2019	$1,472.47	$1,546.10	Sept. 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sept. 30, 2019
October 1, 2019 to December 31, 2019	$1,434.68	$1,517.10	Oct. 3, 2019	$1,452.05	Nov. 12, 2019	$1,514.75	Dec. 30, 2019(2)
January 1, 2020 to March 31, 2020	$1,582.80	$1,683.65	March 6, 2020	$1,474.25	March 19, 2020	$1,608.95	March 31, 2020

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

(2)	The last business day of the period was December 31, 2019, however, no LBMA PM Gold Price was recorded. Last LBMA PM Gold Price for the period was recorded on December 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a passive investment vehicle. It is not actively managed. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares, and have the gold securely stored by the Custodial Sponsor. Accordingly, fluctuations in the price of gold will affect the value of the Trust’s shares.

Item 4. Controls and Procedures.

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

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Trust is not aware of any existing or pending legal proceedings against it, nor is it involved as a plaintiff in any proceeding or pending litigation.

Item 1A. Risk Factors.

The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the Trust’s 2019 Form 10-K should be carefully considered. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the Trust’s 2019 Form 10-K, except as stated below.

The effects of a global public health crisis, including the ongoing coronavirus (COVID-19) pandemic, could adversely affect the Sponsors and their service providers, as well as the value of our shares and the price of gold.

Pandemics and other global public health crises may cause a curtailment of business activities that may potentially affect the ability of the Sponsors and their service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely affect the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). In addition, market disruptions and other volatility related to global public health crises can significantly affect the price of gold and, consequently, the value of our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed on April 20, 2018 (file no. 333-224389)
10.1	Depository Trust Agreement among Gold Corporation, Exchange Traded Concepts, LLC, and the Bank of New York Mellon, dated as of July 26, 2018, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)
10.2	Trust Allocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)
10.3	Trust Unallocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

EXCHANGE TRADED CONCEPTS, LLC

Administrative Sponsor of Perth Mint Physical Gold ETF

By:	/s/ J. Garrett Stevens*
J. Garrett Stevens *
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020

*	The registrant is a trust and the person is signing in his capacity as an officer of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.