Form 10-Q
period 2020-06-30
Perth Mint Physical Gold ETF
filed 2020-08-07
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2020.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                                       to                                       .

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

The registrant had 24,575,000 outstanding shares as of August 3, 2020.

Perth Mint Physical Gold ETF

i

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

Perth Mint Physical Gold ETF

Perth Mint Physical Gold ETF

Statements of Assets and Liabilities

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Investment in gold, at fair value (cost $290,304,089 and $148,728,580, respectively)	$351,594,152	$176,255,247
Gold receivable	13,656,472	–
Total assets	365,250,624	176,255,247

Liabilities
Custodial Sponsor fee payable	50,185	26,405
Total liabilities	50,185	26,405

Net Assets	$365,200,439	$176,228,842

Shares issued and outstanding (unlimited number of shares authorized, no par value)	20,725,000	11,600,000
Net asset value per share	$17.62	$15.19

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Schedules of Investments

June 30, 2020 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	198,854.2	$290,304,089	$351,594,152	96.27%
Total Investments		$290,304,089	$351,594,152	96.27%
Assets in excess of liabilities			13,606,287	3.73%
Net Assets			$365,200,439	100.00%

December 31, 2019

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	115,729.0	$148,728,580	$176,255,247	100.01%
Total Investments		$148,728,580	$176,255,247	100.01%
Liabilities in excess of other assets			(26,405)	(0.01)%
Net Assets			$176,228,842	100.00%

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Operations

	Three Months Ended June 30, 2020 (unaudited)	Three Months Ended June 30, 2019 (unaudited)	Six Months Ended June 30, 2020 (unaudited)	Six Months Ended June 30, 2019 (unaudited)
Investment Income
Expenses
Custodial Sponsor fee	$131,057	$50,784	219,801	96,130
Total expenses	131,057	50,784	219,801	96,130
Net investment (loss)	(131,057)	(50,784)	(219,801)	(96,130)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	–	–	919,264	–
Net realized gain (loss) on gold transferred to pay expenses	(1,314)	(60)	(1,692)	939
Change in unrealized appreciation (depreciation) on:
investment in gold	25,217,179	10,122,345	33,763,396	11,153,058
Net realized and unrealized gain (loss) from operations	25,215,865	10,122,285	34,680,968	11,153,997

Net Income	$25,084,808	$10,071,501	$34,461,167	$11,057,867
Net income per share	$1.48	$1.18	$2.35	$1.36
Average number of shares (in 000s)	16,906	8,509	14,656	8,150

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Changes in Net Assets

	Three Months Ended June 30, 2020 (unaudited)	Three Months Ended June 30, 2019 (unaudited)	Six Months Ended June 30, 2020 (unaudited)	Six Months Ended June 30, 2019 (unaudited)
Net Assets - beginning of period	$222,186,093	$107,396,781	$176,228,842	$89,013,610
Creations	117,929,538	15,471,800	158,960,770	32,868,605
Redemptions	–	–	(4,450,340)	–
Net creations (redemptions)	117,929,538	15,471,800	154,510,430	32,868,605
Net investment (loss)	(131,057)	(50,784)	(219,801)	(96,130)
Net realized gain (loss) from gold bullion distributed for redemptions	–	–	919,264	–
Net realized gain (loss) from gold transferred to pay expenses	(1,314)	(60)	(1,692)	939
Change in unrealized appreciation (depreciation) on investments in gold	25,217,179	10,122,345	33,763,396	11,153,058
Net Assets - end of period	$365,200,439	$132,940,082	$365,200,439	$132,940,082

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

	Three Months Ended June 30, 2020 (unaudited)	Three Months Ended June 30, 2019 (unaudited)	Six Months Ended June 30, 2020 (unaudited)	Six Months Ended June 30, 2019 (unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$16.04	$12.94	$15.19	$12.81
Net investment gain (loss)(a)	(0.01)	(0.01)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	1.59	1.14	2.44	1.27
Change in net assets from operations	1.58	1.13	2.43	1.26
Net asset value per share, end of period	$17.62	$14.07	17.62	14.07
Market value per share, beginning of period(b)	$15.70	$12.91	15.14	12.82
Market value per share, end of period(b)	$17.76	$14.09	17.76	14.09
Total Return, at net asset value(c)	9.84%	8.72%	15.99%	9.84%
Total Return, at market value(c)	13.12%	9.22%	17.30%	9.91%
Net assets ($000’s)	$365,200	$132,940	$365,200	$132,940
Ratios to average net assets(d)
Net investment gain (loss)	(0.18)%	(0.18)%	(0.18)%	(0.18)%
Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
(b)	The last bid price.
(c)	Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.
(d)	Annualized.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Notes to Unaudited Financial Statements

1. ORGANIZATION

Perth Mint Physical Gold ETF (the "Trust") is an investment trust formed on July 26, 2018 under New York law pursuant to a Depository Trust Agreement (the "Trust Agreement"). The Trust issues Perth Mint Physical Gold ETF Shares (the "shares"), which represent units of fractional undivided beneficial interest in the Trust. Gold Corporation (the "Custodial Sponsor") and Exchange Traded Concepts, LLC (the "Administrative Sponsor" and, together with the Custodial Sponsor, the "Sponsors") are the sponsors of the Trust. The Custodial Sponsor has agreed to assume the payment of expenses incurred by the Trust, subject to a Fee Cap (as defined below), except for certain expenses such as litigation expenses, taxes and other governmental charges, and extraordinary expenses. In addition, the Custodial Sponsor may perform assaying of gold and other services relating to the safe custody of gold held by the Trust, as necessary. Apart from its service as Custodial Sponsor, and pursuant to separate custodial agreements with the Trustee (defined below), Gold Corporation is responsible for holding the Trust's gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Administrative Sponsor generally oversees the performance of The Bank of New York Mellon (the "Trustee") and the Trust's principal service providers, and is responsible for preparing or causing to be prepared financial statements and certain periodic reports for the Trust, among other things. The Trustee is responsible for the day-to-day administration of the Trust.

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the "Gold Corporation Act"). Under section 22 of the Gold Corporation Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor under the Gold Corporation Act (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the "Government Guarantee"). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

Physical gold that the Trust holds includes London Bars (as defined in the Trust Agreement) and other gold products having a gold purity of at least 99.5% (including but not limited to coins, cast bars and minted bars). The Trust issues shares in blocks of at least 25,000 shares called "Baskets" in exchange for gold from certain registered broker-dealers or other securities market participants (the "Authorized Participants"), which is then allocated as physical gold and safely stored by Gold Corporation, in its capacity as custodian of the Trust’s gold (the “Custodian”). The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Administrative Sponsor and the Trustee. Investors may request to take delivery of physical gold in exchange for their shares, at their option, by submitting their shares to the Custodial Sponsor in exchange for physical gold.

Virtu Financial BD LLC is the initial Authorized Participant and contributed 1,000 ounces of gold in exchange for 100,000 shares on July 24, 2018. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,228.35. The price of an ounce of gold was determined consistent with the method described in Note 2.2 to the Unaudited Financial Statements. The Trust commenced operations on July 26, 2018.

The primary objective of the Trust is to provide investors with an opportunity to invest in gold through the shares the Trust issues, referred to as Perth Mint Physical Gold ETF Shares, and have the gold securely stored by the Custodial Sponsor. An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust's operations. The Trust is not actively-managed. The shares trade on the NYSE Arca Marketplace (“NYSE Arca”) under the symbol "AAAU."

The Trust's fiscal year-end is December 31.

The statements of assets and liabilities and schedules of investments at June 30, 2020 and the statements of operations and of changes in net assets for the periods ended June 30, 2020 and 2019, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Administrative Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods ended June 30, 2020 have been made.

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

2.1. Basis of Presentation

The Administrative Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 946, Financial Services - Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

Gold is held by the Custodial Sponsor, as custodian on behalf of the Trust, at Gold Corporation's vaulting facilities, generally in Perth, Australia or such other locations where the Custodial Sponsor may maintain vaulting facilities from time to time. Gold is initially and subsequently recognized at its fair value, based on the London Bullion Market Association ("LBMA") PM Gold Price.

The LBMA PM Gold Price is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (IBA). The price is set in U.S. dollars per fine troy ounce ("fine ounce").

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

Neither the Trustee nor the Sponsors are liable to any person for the determination that the most recently announced LBMA PM Gold Price (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith. Once the value of gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees, expenses and other liabilities of the Trust from the total value of gold and any other assets of the Trust (other than any amounts credited to the Trust's reserve account), including cash, if any. The resulting figure is the Net Asset Value of the Trust. The Trustee will also determine the Net Asset Value per share by dividing the Net Asset Value of the Trust by the number of shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any shares deemed created or redeemed on such evaluation day). There were 20,725,000 shares outstanding at June 30, 2020.

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

2.5. Creations and Redemptions of Shares

The Trust issues and redeems shares in one or more blocks of at least 25,000 shares (a block of 25,000 shares is called a "Basket") only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which will be based on the combined fine ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Changes in the shares during the three months ended June 30, 2020 are:

Balance at March 31, 2020	13,850,000
Creations	6,875,000
Redemptions	–
Balance at June 30, 2020	20,725,000

Changes in the shares during the six months ended June 30, 2020 are:

Balance at December 31, 2019	11,600,000
Creations	9,425,000
Redemptions	(300,000)
Balance at June 30, 2020	20,725,000

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

The Administrative Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust's tax returns to determine whether the tax positions are "more-likely-than-not" to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2020, the 2018 and 2019 tax years are open for examination. There is no examination in progress at period end.

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

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the three months ended June 30, 2020:

	Amount in ounces	Amount in US$
Balance at March 31, 2020	134,125.6	$215,801,371
Creations	64,795.8	110,727,315
Transfer of gold to pay expenses	(67.2)	(113,109)
Net realized gain (loss) from gold transferred to pay expenses	–	(1,314)
Change in unrealized appreciation (depreciation) on investment in gold	–	25,217,179
Change in unrealized appreciation (depreciation) on prior period unsettled creations (redemptions)	–	(37,290)
Balance at June 30, 2020	198,854.2	$351,594,152

The following represents the changes in ounces of gold and the respective fair value during the six months ended June 30, 2020:

	Amount in ounces	Amount in US$
Balance at December 31, 2019	115,729.0	$176,255,247
Creations	86,236.6	145,304,298
Redemptions	(2,991.5)	(4,450,340)
Net realized gain (loss) from gold bullion distributed for redemptions	–	919,264
Transfer of gold to pay expenses	(119.9)	(196,021)
Net realized gain (loss) from gold transferred to pay expenses	–	(1,692)
Change in unrealized appreciation (depreciation) on investment in gold	–	33,763,396
Balance at June 30, 2020	198,854.2	$351,594,152

4.	RELATED PARTIES – CUSTODIAL SPONSOR, ADMINISTRATIVE SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

A fee is paid to the Custodial Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Custodial Sponsor's fee, the Custodial Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% of the total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust's reserve account), including cash, if any (the "Fee Cap"); the Administrative Sponsor's fee; fees for the Trustee's ordinary services and reimbursement of its ordinary out-of-pocket expenses; the Custodian's fees and expenses specified in the Custody Agreement that are assumed by the Custodial Sponsor (if any); ordinary bar allocation fees that are charged to the Custodian in connection with the Custodian's acquisition of sufficient physical gold for allocation to the Trust Allocated Metal Account in connection with a Purchase Order; ordinary or customary insurance costs and transportation fees; allocation costs associated with the allocation and de-allocation of gold to and from the Trust; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; and routine legal fees and expenses associated with the ordinary course of the Trust's operations. The Custodial Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust; taxes and other governmental charges; indemnification of the Trustee or the Administrative Sponsor pursuant to the Trust Agreement; any expenses that are in excess of the Fee Cap; extraordinary expenses incurred on behalf of the Trust; and otherwise as set forth in the Trust Agreement. The Custodial Sponsor's fee is payable at an annualized rate of 0.18% of the Trust's Net Asset Value, accrued in gold on a daily basis computed on the prior business day's Net Asset Value and paid in gold monthly in arrears.

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

6. INDEMNIFICATION

The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders, agents and affiliates (as defined under the Securities Act of 1933, as amended) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee's indemnification obligations under these agreements), or otherwise by reason of the Trustee's acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of this Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of the sentence preceding the prior sentence applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations (including the effects thereon related to the coronavirus (“COVID-19”) pandemic), the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s 2019 Form 10-K; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”); Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; Part II, Item 1A. Risk Factors of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

Perth Mint Physical Gold ETF (the “Trust”) was formed pursuant to the Depository Trust Agreement (the “Trust Agreement”) on July 26, 2018 under New York State law. The Trust issues Perth Mint Physical Gold ETF Shares (the “shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares, and have the gold securely stored by Gold Corporation (the “Custodial Sponsor”). An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed. The Custodial Sponsor and Exchange Traded Concepts, LLC (the “Administrative Sponsor” and, together with the Custodial Sponsor, the “Sponsors”) are the Trust’s sponsors. Gold Corporation also serves as the custodian of the Trust’s gold bullion. References to the “Custodian” throughout this Form 10-Q refer to Gold Corporation in its capacity as Custodian of the Trust’s gold bullion instead of its capacity as Custodial Sponsor. The Bank of New York Mellon is the trustee of the Trust (the “Trustee”).

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the “Gold Corporation Act”). Under Section 22 of the Gold Corporation Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the “Government Guarantee”). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

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

Results of Operations

Three and Six Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, 6,875,000 shares (275 Baskets) were created in exchange for 64,795.8 ounces of gold, and 67.2 ounces of gold were sold to pay expenses. For the six months ended June 30, 2020, 9,425,000 shares (377 Baskets) were created in exchange for 86,236.6 ounces of gold, and 119.9 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period ending June 30, 2020 at $17.62 compared to $16.04 at March 31, 2020 and $15.19 at December 31, 2019. The increase in NAV per share was due to a higher price of gold of $1,795.18 at period end, which represented an increase of 11.57% from $1,608.95 at March 31, 2020 and an increase of 17.87% from $1,523.00 at December 31, 2019.

For the three months ended June 30, 2019, 1,150,000 shares (46 Baskets, as adjusted for the current Basket size of at least 25,000 shares) were created in exchange for 11,482.5 ounces of gold, and 37.4 ounces of gold were sold to pay expenses. For the six months ended June 30, 2019, 2,500,000 shares (100 Baskets) were created in exchange for 24,971.0 ounces of gold, and 69.4 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $14.07, compared to $12.94 at March 31, 2019 and $12.81 at December 31, 2018. The increase in NAV per share was due to a higher price of gold of $1,409.00 at period end, which represented an increase of 9.94% from $1,281.65 at December 31, 2018, and 8.77% from $1,295.40 at March 31, 2019.

At June 30, 2020, the Custodial Sponsor held 198,854.2 ounces of gold on behalf of the Trust in its vault, with a market value of $351,594,152 (cost: $290,304,089) based on the LBMA PM Gold Price at period end.

At June 30, 2019, the Custodial Sponsor held 94,363.9 ounces of gold on behalf of the Trust in its vault, with a market value of $132,958,693 (cost: $116,881,123) based on the LBMA PM Gold Price on June 30, 2019.

The change in net assets from operations for the three months ended June 30, 2020 was $25,084,808, which was due to (i) the Custodial Sponsor Fee of $(131,057) and (ii) a net realized and unrealized gain of $25,215,865 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(1,314) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $25,217,179. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended June 30, 2020.

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

The change in net assets from operations for the six months ended June 30, 2020 was $34,461,167, which was due to (i) the Custodial Sponsor Fee of $(219,801) and (ii) a net realized and unrealized gain of $34,680,968 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $919,264, a net realized loss on gold transferred to pay expenses of $(1,692) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $33,763,396. Other than the Custodial Sponsor Fee, the Trust had no expenses during the six months ended June 30, 2020.

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

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At June 30, 2020 and 2019, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

The Trust does not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the first date the Trust’s shares began trading on the NYSE Arca) to June 30, 2020.

The average, high, low and end-of-period gold prices for the period from July 1, 2019 through June 30, 2020, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)

July 1, 2019 to September 30, 2019	$1,472.47	$1,546.10	Sept. 4, 2019	$1,388.65	July 5, 2019	$1,485.30	Sept. 30, 2019
October 1, 2019 to December 31, 2019	$1,434.68	$1,517.10	Oct. 3, 2019	$1,452.05	Nov. 12, 2019	$1,514.75	Dec. 30, 2019	(2)
January 1, 2020 to March 31, 2020	$1,582.80	$1,683.65	Mar. 6, 2020	$1,474.25	Mar. 19, 2020	$1,608.95	Mar. 31, 2020
April 1, 2020 to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr. 1, 2020	$1,768.10	June 30, 2020

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)	The last business day of the period was December 31, 2019; however, no LBMA PM Gold Price was recorded. Last LBMA PM Gold Price for the period was recorded on December 30, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Administrative Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Administrative Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and to the Audit Committee of the Administrative Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

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

The effects of a global public health crisis, including the ongoing COVID-19 pandemic, could adversely affect the Sponsors and their service providers, as well as the value of our shares and the price of gold.

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
J. Garrett Stevens
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020

*	The registrant is a trust and the person is signing in his capacity as an officer of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.