Form 10-Q
period 2020-09-30
Perth Mint Physical Gold ETF
filed 2020-11-06
CIK 1708646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020.

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

(718) 315-5013

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Perth Mint Physical Gold ETF Shares	AAAU	NYSE Arca

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 26,725,000 outstanding shares as of November 2, 2020.

Perth Mint Physical Gold ETF

i

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

Perth Mint Physical Gold ETF

Perth Mint Physical Gold ETF

Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment in gold, at fair value (cost $402,056,316 and $148,728,580, respectively)	$487,378,111	$176,255,247
Total Assets	487,378,111	176,255,247

Liabilities
Custodial Sponsor Fee payable	72,985	26,405
Total Liabilities	72,985	26,405

Net Assets	$487,305,126	$176,228,842

Shares issued and outstanding (unlimited number of shares authorized, no par value)	25,925,000	11,600,000
Net asset value per share	$18.80	$15.19

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Schedules of Investments

September 30, 2020 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	258,295.7	$402,056,316	$487,378,111	100.01%
Total Investments		$402,056,316	$487,378,111	100.01%
Liabilities in excess of other assets			(72,985)	(0.01)%
Net Assets			$487,305,126	100.00%

December 31, 2019

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	115,729.0	$148,728,580	$176,255,247	100.01%
Total Investments		$148,728,580	$176,255,247	100.01%
Liabilities in excess of other assets			(26,405)	(0.01)%
Net Assets			$176,228,842	100.00%

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Operations

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income
Expenses
Custodial Sponsor Fee	$212,831	$68,564	432,632	164,694
Total expenses	212,831	68,564	432,632	164,694
Net investment (loss)	(212,831)	(68,564)	(432,632)	(164,694)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	(1,024,775)	–	(105,511)	–
Net realized gain (loss) on gold transferred to pay expenses	(786)	(108)	(2,478)	831
Net change in unrealized appreciation (depreciation) on:
Investment in gold	24,031,732	7,049,001	57,795,128	18,202,059
Net realized and unrealized gain (loss) from operations	23,006,171	7,048,893	57,687,139	18,202,890

Net Income	$22,793,340	$6,980,329	$57,254,507	$18,038,196
Net income per share	$0.93	$0.68	$3.19	$2.04
Average number of shares (in 000s)	24,385	10,210	17,923	8,844

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Statements of Changes in Net Assets

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Assets - beginning of period	$365,200,439	$132,940,082	$176,228,842	$89,013,610
Creations	110,426,972	24,612,705	269,387,742	57,481,310
Redemptions	(11,115,625)	–	(15,565,965)	–
Net creations (redemptions)	99,311,347	(24,612,705)	253,821,777	57,481,310
Net investment (loss)	(212,831)	(68,564)	(432,632)	(164,694)
Net realized gain (loss) from gold bullion distributed for redemptions	(1,024,775)	–	(105,511)	–
Net realized gain (loss) from gold transferred to pay expenses	(786)	(108)	(2,478)	831
Net change in unrealized appreciation (depreciation) on investments in gold	24,031,732	7,049,001	57,795,128	18,202,059
Net Assets - end of period	$487,305,126	$164,533,116	$487,305,126	$164,533,116

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Financial Highlights

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$17.62	$14.07	$15.19	$12.81
Net investment gain (loss)(a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	1.19	0.76	3.63	2.03
Change in net assets from operations	1.18	0.75	3.61	2.01
Net asset value per share, end of period	$18.80	$14.82	18.80	14.82

Market value per share, beginning of period(b)	$17.76	$14.09	15.14	12.82
Market value per share, end of period(b)	$18.79	$14.70	18.79	14.70
Total Return, at net asset value(c)	6.67%	5.37%	23.73%	15.73%
Total Return, at market value(c)	5.80%	4.33%	24.11%	14.66%
Net assets ($000’s)	$487,305	$164,533	$487,305	$164,533
Ratios to average net assets(d)
Net investment gain (loss)	(0.18)%	(0.18)%	(0.18)%	(0.18)%
Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
(b)	The last bid price.
(c)	Total Return, at net asset value is calculated assuming an initial investment made at the net asset value (“NAV”) at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.
(d)	Annualized.

See notes to unaudited financial statements.

Perth Mint Physical Gold ETF

Notes to Unaudited Financial Statements

1. ORGANIZATION

Perth Mint Physical Gold ETF (the “Trust”) is a trust formed on July 26, 2018 under New York law pursuant to a Depository Trust Agreement (the “Trust Agreement”). The Trust issues Perth Mint Physical Gold ETF Shares (the “shares”), which represent units of fractional undivided beneficial interest in the Trust. Gold Corporation (the “Custodial Sponsor”) and Exchange Traded Concepts, LLC (the “Administrative Sponsor” and, together with the Custodial Sponsor, the “Sponsors”) are the sponsors of the Trust. The Custodial Sponsor has agreed to assume the payment of expenses incurred by the Trust, subject to a Fee Cap (as defined below), except for certain expenses such as litigation expenses, taxes and other governmental charges, and extraordinary expenses. In addition, the Custodial Sponsor may perform assaying of gold and other services relating to the safe custody of gold held by the Trust, as necessary. Apart from its service as Custodial Sponsor, and pursuant to separate custodial agreements with the Trustee (defined below), Gold Corporation is responsible for holding the Trust’s gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Administrative Sponsor generally oversees the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, and is responsible for preparing or causing to be prepared financial statements and certain periodic reports for the Trust, among other things. The Trustee is responsible for the day-to-day administration of the Trust.

Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporation established under the Gold Corporation Act 1987 (Western Australia) (the “Gold Corporation Act”). Under section 22 of the Gold Corporation Act, the payment of the cash equivalent of gold due, payable and deliverable by the Custodial Sponsor (including gold held by the Custodial Sponsor for the benefit of the Trust) is guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the “Government Guarantee”). The Government Guarantee is subject to the claims-paying ability of the Government of Western Australia.

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

Virtu Financial BD LLC is the initial Authorized Participant and contributed 1,000 ounces of gold in exchange for 100,000 shares on July 24, 2018. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold at $1,228.35. The price of an ounce of gold was determined consistent with the method described in Note 2.2 to the Unaudited Financial Statements. The Trust commenced operations on July 26, 2018.

The primary objective of the Trust is to provide investors with an opportunity to invest in gold through the shares the Trust issues and have the gold securely stored by the Custodial Sponsor. An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed. The shares trade on the NYSE Arca Marketplace (“NYSE Arca”) under the symbol “AAAU.”

The Trust’s fiscal year-end is December 31.

On September 29, 2020, the Sponsors entered into an agreement to transfer their respective roles to Goldman Sachs Asset Management, L.P. (the “Goldman Sachs Transaction”). Upon closing of the Goldman Sachs Transaction, Goldman Sachs Asset Management, L.P. will serve as the new sponsor of the Trust, which will combine the roles of the Custodial Sponsor and the Administrative Sponsor.

At the closing of the Goldman Sachs Transaction, Gold Corporation will resign as the Custodian of the Trust’s gold bullion (in its role as Custodian of the Trust) and a new third-party custodian will be appointed, at which point the payment of the cash equivalent of gold due, payable and deliverable on behalf of the Trust will no longer be guaranteed under the Government Guarantee. It is also expected that, immediately after the closing of the Goldman Sachs Transaction, investors will no longer be able to take delivery of the physical gold bullion in exchange for the shares such investors own. It is also anticipated that the Trust will be renamed at the closing of the Goldman Sachs Transaction to Goldman Sachs Physical Gold ETF.

The statements of assets and liabilities and schedules of investments at September 30, 2020 and the statements of operations and of changes in net assets for the periods ended September 30, 2020 and 2019, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Administrative Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2020 have been made.

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

Gold is held by the Custodial Sponsor, as custodian on behalf of the Trust, at Gold Corporation’s vaulting facilities, generally in Perth, Australia or such other locations where the Custodial Sponsor may maintain vaulting facilities from time to time. Gold is initially and subsequently recognized at its fair value, based on the London Bullion Market Association (“LBMA”) PM Gold Price.

The LBMA PM Gold Price is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”).

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

Neither the Trustee nor the Sponsors are liable to any person for the determination that the most recently announced LBMA PM Gold Price (or other benchmark price) is not appropriate as a basis for evaluation of the gold held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith. Once the value of gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees, expenses and other liabilities of the Trust from the total value of gold and any other assets of the Trust (other than any amounts credited to the Trust’s reserve account), including cash, if any. The resulting figure is the Net Asset Value of the Trust. The Trustee will also determine the Net Asset Value per share by dividing the Net Asset Value of the Trust by the number of shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any shares deemed created or redeemed on such evaluation day). There were 25,925,000 shares outstanding at September 30, 2020.

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

Changes in the shares during the three months ended September 30, 2020 are:

Balance at June 30, 2020	20,725,000
Creations	5,800,000
Redemptions	(600,000)
Balance at September 30, 2020	25,925,000

Changes in the shares during the nine months ended September 30, 2020 are:

Balance at December 31, 2019	11,600,000
Creations	15,225,000
Redemptions	(900,000)
Balance at September 30, 2020	25,925,000

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

The Administrative Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2020, the 2018 and 2019 tax years are open for examination. There is no examination in progress at period end.

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

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold and the respective fair value during the three months ended September 30, 2020:

	Amount in ounces	Amount in US$
Balance at June 30, 2020	198,854.2	$351,594,152
Creations	65,518.2	124,083,444
Redemptions	(5,977.0)	(11,115,625)
Net realized gain (loss) from gold bullion distributed for redemptions	–	(1,024,775)
Transfer of gold to pay expenses	(99.7)	(190,031)
Net realized gain (loss) from gold transferred to pay expenses	–	(786)
Change in unrealized appreciation (depreciation) on investment in gold	–	24,031,732
Balance at September 30, 2020	258,295.7	$487,378,111

The following represents the changes in ounces of gold and the respective fair value during the nine months ended September 30, 2020:

	Amount in ounces	Amount in US$
Balance at December 31, 2019	115,729.0	$176,255,247
Creations	151,754.8	269,387,742
Redemptions	(8,968.5)	(15,565,965)
Net realized gain (loss) from gold bullion distributed for redemptions	–	(105,511)
Transfer of gold to pay expenses	(219.6)	(386,052)
Net realized gain (loss) from gold transferred to pay expenses	–	(2,478)
Change in unrealized appreciation (depreciation) on investment in gold	–	57,795,128
Change in unrealized appreciation (depreciation) on unsettled creations (redemptions)	–	–
Balance at September 30, 2020	258,295.7	$487,378,111

4. RELATED PARTIES – CUSTODIAL SPONSOR, ADMINISTRATIVE SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES

A fee is paid to the Custodial Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Custodial Sponsor’s fee, the Custodial Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% of the total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any (the “Fee Cap”); the Administrative Sponsor’s fee; fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket expenses; the Custodian’s fees and expenses specified in the Custody Agreement that are assumed by the Custodial Sponsor (if any); ordinary bar allocation fees that are charged to the Custodian in connection with the Custodian’s acquisition of sufficient physical gold for allocation to the Trust Allocated Metal Account in connection with a Purchase Order; ordinary or customary insurance costs and transportation fees; allocation costs associated with the allocation and de-allocation of gold to and from the Trust; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; and routine legal fees and expenses associated with the ordinary course of the Trust’s operations. The Custodial Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust; taxes and other governmental charges; indemnification of the Trustee or the Administrative Sponsor pursuant to the Trust Agreement; any expenses that are in excess of the Fee Cap; extraordinary expenses incurred on behalf of the Trust; and otherwise as set forth in the Trust Agreement. The Custodial Sponsor’s fee is payable at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued in gold on a daily basis computed on the prior business day’s Net Asset Value and paid in gold monthly in arrears.

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

6. INDEMNIFICATION

The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders, agents and affiliates (as defined under the Securities Act of 1933, as amended) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee’s indemnification obligations under these agreements), or otherwise by reason of the Trustee’s acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of this Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of the sentence preceding the prior sentence applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust’s assets.

Each Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by such Sponsor in furtherance of the administration of the Trust (including Authorized Participant Agreements to which the Administrative Sponsor is a party, including the Administrative Sponsor’s indemnification obligations thereunder) or any actions taken in accordance with the provisions of the Trust Agreement, to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement, or any such other agreement or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement, or any such other agreement. Each Sponsor (in the case of the Custodial Sponsor, in its capacity as Custodial Sponsor) and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services Gold Corporation may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of this paragraph applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust's assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of the Trust’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (this “Form 10-Q”). This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations (including the effects thereon related to the coronavirus (“COVID-19”) pandemic), the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”); Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2019 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; Part II, Item 1A. Risk Factors of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

Perth Mint Physical Gold ETF (the “Trust”) was formed pursuant to the Depository Trust Agreement (the “Trust Agreement”) on July 26, 2018 under New York State law. The Trust issues Perth Mint Physical Gold ETF Shares (the “shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares the Trust issues and have the gold securely stored by Gold Corporation (the “Custodial Sponsor”). An additional objective of the Trust is for the shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed. The Custodial Sponsor and Exchange Traded Concepts, LLC (the “Administrative Sponsor” and, together with the Custodial Sponsor, the “Sponsors”) are the Trust’s sponsors. Gold Corporation also serves as the custodian of the Trust’s gold bullion. References to the “Custodian” throughout this Form 10-Q refer to Gold Corporation in its capacity as Custodian of the Trust’s gold bullion instead of its capacity as Custodial Sponsor. The Bank of New York Mellon is the trustee of the Trust (the “Trustee”).

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

Goldman Sachs Transaction

On September 29, 2020, the Sponsors entered into an agreement to transfer their respective roles to Goldman Sachs Asset Management, L.P. (the “Goldman Sachs Transaction”). Upon closing of the Goldman Sachs Transaction, Goldman Sachs Asset Management, L.P. will serve as the new sponsor of the Trust, which will combine the roles of the Custodial Sponsor and the Administrative Sponsor.

At the closing of the Goldman Sachs Transaction, Gold Corporation will resign as the Custodian of the Trust’s gold bullion (in its role as Custodian of the Trust) and a new third-party custodian will be appointed, at which point the payment of the cash equivalent of gold due, payable and deliverable on behalf of the Trust will no longer be guaranteed under the Government Guarantee. It is also expected that, immediately after the closing of the Goldman Sachs Transaction, investors will no longer be able to take delivery of the physical gold bullion in exchange for the shares such investors own. It is also anticipated that the Trust will be renamed at the closing of the Goldman Sachs Transaction to Goldman Sachs Physical Gold ETF.

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

Results of Operations

Three and Nine Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, 5,800,000 shares (232 Baskets) were created in exchange for 65,518.2 ounces of gold, and 99.7 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2020, 15,225,000 shares (609 Baskets) were created in exchange for 151,754.8 ounces of gold, and 219.6 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $18.80 compared to $17.62 at June 30, 2020 and $15.19 at December 31, 2019. The increase in NAV per share was due to a higher price of gold of $1,886.90 at period end, which represented an increase of 6.72% from $1,768.10 at June 30, 2020 and an increase of 23.89% from $1,523.00 at December 31, 2019.

For the three months ended September 30, 2019, 1,650,000 shares (66 Baskets) were created in exchange for 16,470 ounces of gold, and 43.4 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2019, 4,150,000 shares (166 Baskets) were created in exchange for 41,441 ounces of gold, and 112.8 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $14.82, compared to $14.07 at June 30, 2019 and $12.81 at December 31, 2018. The increase in NAV per share was due to a higher price of gold of $1,485.30 at period end, which represented an increase of 5.42% from $1,409.00 at June 30, 2019, and 15.89% from $1,281.65 at December 31, 2018.

At September 30, 2020, the Custodial Sponsor held 258,295.7 ounces of gold on behalf of the Trust in its vault, with a market value of $487,378,111 (cost: $402,056,316) based on the LBMA PM Gold Price at period end.

At September 30, 2019, the Custodial Sponsor held 110,790.5 ounces of gold on behalf of the Trust in its vault, with a market value of $164,557,189 (cost: $141,430,618) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended September 30, 2020 was $22,793,340, which was due to (i) the Custodial Sponsor Fee of $(212,831) and (ii) a net realized and unrealized gain of $23,006,171 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(786) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $24,031,732. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2020.

The change in net assets from operations for the three months ended September 30, 2019 was $6,980,329, which was due to (i) the Custodial Sponsor Fee of $(68,564) and (ii) a net realized and unrealized gain of $7,048,893 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(108) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $7,049,001. Other than the Custodial Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2019.

The change in net assets from operations for the nine months ended September 30, 2020 was $57,254,507, which was due to (i) the Custodial Sponsor Fee of $(432,632) and (ii) a net realized and unrealized gain of $57,687,139 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $105,511, a net realized loss on gold transferred to pay expenses of $(2,478) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $57,795,128. Other than the Custodial Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2020.

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

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring fee is the Custodial Sponsor Fee, which accrues daily at an annualized rate equal to 0.18% of the daily NAV of the Trust, and is payable in gold monthly in arrears. The Custodial Sponsor Fee was the only ordinary expense of the Trust during the period covered by this Form 10-Q.

The Trustee will, when directed by the Custodial Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Custodial Sponsor. At September 30, 2020 and 2019, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

As of September 30, 2020, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 26, 2018 (the first date the Trust’s shares began trading on the NYSE Arca) to September 30, 2020.

The average, high, low and end-of-period gold prices for the period from October 1, 2019 through September 30, 2020, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
October 1, 2019 to December 31, 2019	$1,480.96	$1,517.10	Oct. 3, 2019	$1,452.05	Nov. 12, 2019	$1,514.75	Dec. 30, 2019(2)

January 1, 2020 to March 31, 2020	$1,582.80	$1,683.65	Mar. 6, 2020	$1,474.25	Mar. 19, 2020	$1,608.95	Mar. 31, 2020

April 1, 2020 to June 30, 2020	$1,711.13	$1,771.60	June 29, 2020	$1,576.55	Apr. 1, 2020	$1,768.10	June 30, 2020

July 1, 2020 to September 30, 2020	$1,908.56	$2,067.15	Aug. 6, 2020	$1,771.05	July 1, 2020	$1,886.90	Sept. 30, 2020

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

(2)	The last business day of the period was December 31, 2019; however, no LBMA PM Gold Price was recorded. Last LBMA PM Gold Price for the period was recorded on December 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust is a passive investment vehicle. It is not actively managed. The Trust’s primary objective is to provide investors with an opportunity to invest in gold through the shares the Trust issues and have the gold securely stored by the Custodial Sponsor. Accordingly, fluctuations in the price of gold will affect the value of the Trust’s shares.

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

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Pandemics and other global public health crises may cause a curtailment of business activities that may potentially affect the ability of the Sponsors and their service providers to operate. The COVID-19 pandemic or a similar public health threat could adversely affect the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem our shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Trust’s operations. In addition, market disruptions and other volatility related to global public health crises can significantly affect the price of gold and, consequently, the value of our shares.

The duration of the COVID-19 outbreak and its effects cannot be determined with certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of our shares and the net asset value of the Trust, any of which could adversely affect the value of our shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsors, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of our shares.

Further, the outbreak could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price, which the Trustee uses to value the gold held by the Trust and calculate the Net Asset Value of the Trust. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of our shares and resulting in a sustained premium or discount in our shares. Each of these outcomes would negatively impact the Trust.

If the Goldman Sachs Transaction is completed, the Trust will no longer have the protections of the Government Guarantee, which would affect the Trust’s ability to satisfy a claim.

At the closing of the Goldman Sachs Transaction, Gold Corporation will resign as the Custodian of the Trust’s gold bullion (in its role as Custodian of the Trust) and a new third-party custodian will be appointed, at which point the payment of the cash equivalent of gold due, payable and deliverable on behalf of the Trust will no longer be subject to the Government Guarantee. As such, the Trust would not be able to file a claim to recover any loss from the government of Western Australia from any failure by the Trust’s new custodian to exercise in due care in the safekeeping of the Trust’s gold, which would affect the Trust’s ability to satisfy a claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) The Trust does not purchase shares directly from its shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 24 Baskets (comprising 600,000 shares) during the three months ended September 30, 2020. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/20 to 7/31/20	-	$-
8/1/20 to 8/31/20	-	$-
9/1/20 to 9/30/20	600,000	$18.53
Total	600,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Depository Trust Agreement among Gold Corporation, Exchange Traded Concepts, LLC, and the Bank of New York Mellon, dated as of July 26, 2018, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)
4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1 filed on April 20, 2018 (file no. 333-224389)
10.1	Trust Allocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)
10.2	Trust Unallocated Metal Account Agreement between Gold Corporation and the Bank of New York Mellon, effective as of July 26, 2018, incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1 (Amendment No. 3) filed on July 30, 2018 (file no. 333-224389)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: November 6, 2020

* The registrant is a trust and the person is signing in his capacity as an officer of Exchange Traded Concepts, LLC, the Administrative Sponsor of the Registrant.