Form 10-K
period 2020-12-31
Goldman Sachs Physical Gold ETF
filed 2021-03-26
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number:
001-38620

GOLDMAN SACHS PHYSICAL GOLD ETF
SPONSORED BY GOLDMAN SACHS ASSET MANAGEMENT, L.P.
(Exact name of registrant as specified in its charter)

New York	61-1848163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
240 Greenwich Street, 8
th
Floor
New York, New York 10286
(Address of principal executive offices) (Zip Code)
(212)
635-6314
(Registrant’s telephone number, including area code)
DOCUMENTS INCORPORATED BY REFERENCE: None
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Goldman Sachs Physical Gold ETF	AAAU	NYSE Arca
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.). ☐ Yes    ☒ No
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates
of the registrant was $354,711,000, based upon the last reported sales price for such date on the NYSE Arca, Inc.
The registrant had 27,125,000 outstanding shares as of December 31, 2020.

DEFINITIONS
The abbreviations and acronyms used in this Form
10-K
are defined below:
“Allocated Account” – The account designated as the Goldman Sachs Physical Gold ETF Allocated Gold Account (No. 48041), as maintained for the Trust by the Custodian on an allocated basis pursuant to the Allocated Account Agreement for the purpose of holding gold on behalf of the Trust.
“Allocated Account Agreement” – The Allocated Gold Account Agreement dated December 11, 2020, by and among the Custodian, the Sponsor and the Trustee, as it may be further amended or supplemented from time to time, pursuant to which the Allocated Account is established and operated.
“AP Account” – A loco London account maintained on an Unallocated Basis by the Custodian or another LPMCL clearing bank for the Authorized Participant, as specified in the applicable instructions given under the Custody Agreement.
“Authorized Participant” – A person that, at the time of submitting a Purchase Order or Redemption Order, (i) is a registered broker- dealer or other securities market participant, such as a bank or other financial institution, which, but for an exclusion from registration as a broker-dealer under the Exchange Act, would be required to register as a broker-dealer to engage in securities transactions, (ii) is a DTC Participant, (iii) is approved by the Sponsor (in its absolute discretion) and has in effect a valid Authorized Participant Agreement with the Sponsor and the Trustee, and (iv) has established an AP Account.
“Authorized Participant Agreement” – A written agreement among the Trustee, the Sponsor and an Authorized Participant in relation to the Shares and, if such agreement is subject to conditions precedent, provided that such conditions have been satisfied.
“Bankruptcy or Insolvency Event” means of any of the following: (i) the admission by the Custodian, Trustee or Sponsor of its inability to pay its debts when and as they become due; (ii) the execution by the Custodian, Trustee or Sponsor of a general assignment for the benefit of creditors; (iii) the filing by or against the Custodian, Trustee or Sponsor of a petition in bankruptcy or any petition for relief under any bankruptcy, insolvency, or debtor’s relief law, or the continuation of such petition without dismissal for a period of sixty (60) days or more, or, in the case of any involuntary filing of a petition against the Custodian, Trustee or Sponsor; (iv) the appointment of a receiver or trustee to take possession of the property or assets of the Custodian, Trustee or Sponsor; or (v) any action to liquidate, dissolve, transfer, or wind up the business of the Custodian, Trustee or Sponsor, in furtherance of the foregoing.
“Basket” – At least 25,000 Shares, except that the Sponsor, upon prior written notice to the Trustee, may from time to time increase or decrease the number of Shares comprising a Basket.
“Basket Gold Amount” – The amount of gold that must be deposited for issuance of one Basket or that is deliverable on surrender of one Basket.
“BNYM” – The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, or its successor, which serves as the Trustee of the Trust.
“Book Entry System” – The commercial book-entry system operated by the Federal Reserve Bank.
“Business Day” or “business day” – Any day other than a day: (1) when the Exchange or other securities market is closed for regular trading; or (2), if the order or other transaction requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the relevant action requires the execution or completion of procedures which cannot be executed or completed by the close of the business day.

i

“Certificate” – A certificate that is executed and delivered by the Trustee under the Trust Agreement evidencing the Shares.
“CFTC” – The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States, or any successor governmental agency in the United States.
“Clearing Agency” – Any clearing agency or similar system other than the Book Entry System or DTC.
“Code” – The Internal Revenue Code of 1986, as amended.
“COMEX” – New York Commodities Exchange (an affiliate of the Chicago Mercantile Exchange, Inc.).
“Commodity Exchange Act” – The Commodity Exchange Act of 1936, as amended.
“Custodian” – JPMorgan Chase Bank, N.A., London branch as custodian and any substitute or additional custodian of the Trust’s assets appointed by the Trustee at the direction of the Sponsor and, where the context permits, any
Sub-Custodians
employed by the Custodian or any such substitute or additional custodian.
“Custody Agreement” – Each of the Unallocated Account Agreement and the Allocated Account Agreement or any custodian or custody agreement entered into pursuant to the Trust Agreement with a substitute or additional custodian.
“Depository” – DTC and any other successor depository of the Shares selected by the Sponsor, as provided therein.
“DTC” – The Depository Trust Company, its nominees and their respective successors.
“DTC Participant” – A person that, pursuant to DTC’s governing documents, is entitled to deposit securities with DTC in its capacity as a “participant.”
“ERISA” – The Employee Retirement Income Security Act of 1974, as amended.
“Exchange” – NYSE Arca, the exchange on which the Shares are principally traded, or such other exchange or securities market as may be specified from time to time by the Sponsor.
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
“Fine Ounce” – An Ounce of 100% pure gold, Fine Ounces being determined, as to Physical Gold, by multiplying the gross weight in Ounces by the fineness, expressed as a fraction of the fine metal content in parts per 1000 in accordance with London Good Delivery Standards and, as to gold held on an Unallocated Basis, by the number of Fine Ounces credited to the applicable unallocated account from time to time (such account being denominated in Fine Ounces).
“FINRA” – The Financial Industry Regulatory Authority, Inc.
“GAAP” – Accounting principles generally accepted in the United States of America.
“IBA” – ICE Benchmark Administration.
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
“IRA” – Individual Retirement Account.
“LBMA” – The London Bullion Market Association or its successors.

“LBMA Gold Price AM” means the price of an Ounce of gold as determined by IBA, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 10:30 a.m. London, England time.
“LBMA Gold Price PM” means the price of an Ounce of gold as determined by IBA, the third party administrator of the London gold price selected by the LBMA, or any successor administrator of the London gold price, at or about 3:00 p.m. London, England time.
“loco London” means in respect of an account holding gold, the custody, trading and clearing of such gold in London, United Kingdom.
“London Bar” – A gold bar meeting the London Good Delivery Standards.
“London Good Delivery Standards” – The specifications for “good delivery” gold bars, including the specifications for weight, dimensions, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the LBMA from time to time.
“LPMCL” – London Precious Metals Clearing Limited or its successors.

“Net Asset Value” or “NAV” – The net asset value of the Trust or a Share of the Trust.
“NYSE Arca” – The NYSE Arca Marketplace operated by NYSE Arca Equities, Inc.
“Order Cutoff Time” – With respect to any Business Day, (i) 3:59:59 p.m. (New York City time) on such Business Day or (ii) another time agreed to by the Sponsor and the Trustee and as to which the Sponsor has notified registered owners of the Shares and all existing Authorized Participants.
“Ounce” – A one troy ounce, equal to 31.103 grams.
“Physical Gold” – Gold bullion that meets the London Good Delivery Standards.
“Plans” – Employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or section 4975 of the Code.
“Purchase Order” – The order that an Authorized Participant must place with the Trustee pursuant to the Trust Agreement in order to acquire one or more Baskets from the Trust.
“Rules” means the rules, regulations, practices and customs of the LBMA, LPMCL, the Financial Conduct Authority, the Prudential Regulation Authority, the Bank of England and such other regulatory authority or other body, applicable to the parties to the Custody Agreement and/or to the activities contemplated by the Custody Agreement or the activities of a
Sub-Custodian.
“Sanctioning Body” – Any of the following: (i) the United Nations Security Council; (ii) the European Union; (iii) Her Majesty’s Treasury and the Office of Financial Sanctions Implementation of the United Kingdom; and (iv) The Office of Foreign Assets Control of the Department of Treasury of the United States of America.

“Sanctions” – Economic or financial sanctions, boycotts, trade embargoes and restrictions relating to terrorism imposed, administered or enforced by a Sanctioning Body from time to time.
“Securities Act” – The Securities Act of 1933, as amended.
“Shares” – Units of beneficial interest in the Trust created under the Trust Agreement, having no par value and representing a fractional undivided beneficial interest in the net assets of the Trust which undivided interest shall equal a fraction, the numerator of which is one and the denominator of which is the total number of Shares outstanding. The name of the Shares is “Goldman Sachs Physical Gold ETF Shares.”
“Sponsor” – Goldman Sachs Asset Management, L.P., its successors and assigns and any successor Sponsor appointed pursuant to the Trust Agreement.
“Sponsor Fee” – The fee that the Sponsor is entitled to receive from the Trust, chargeable as an expense of the Trust, for its services as sponsor of the Trust at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears in the manner provided in the Trust Agreement.
“Sponsor Fee Rebate Agreement” – The agreement pursuant to which the Sponsor agrees to rebate a portion of the Sponsor Fee to investors who acquire newly-issued Shares from an Authorized Participant.
“Sub-Custodian”
– A LBMA-member gold clearing bank engaged by the Custodian in accordance with the Custody Agreement as a sub-custodian
of gold held for the Trust by the Custodian.
“Surrender” – When used with respect to the Shares, one or more book-entry transfers of the Shares to the Trustee’s account with the Depository or surrender to the Trustee at its Corporate Trust Office of one or more Certificates evidencing the Shares. A “surrendering” Authorized Participant and “surrendered” Shares, Baskets or Certificates mean, respectively, an Authorized Participant, and Shares, Baskets or Certificates, involved in a surrender.
“Trust” – Goldman Sachs Physical Gold ETF, a New York trust formed pursuant to the Trust Agreement.
“Trust Agreement” – The First Amended and Restated Depository Trust Agreement between the Sponsor and the Trustee which sets forth the rights and duties of the Sponsor, the Trustee and the Custodian, as amended from time to time.
“Trust Property” – The gold owned by the Trust that the Custodian credits to the Allocated Account and the Unallocated Account in accordance with the Custody Agreement, any cash and all other property held by the Custodian for the account of the Trust, and any cash or other property that is received by the Trustee in respect thereof or that is otherwise being held by or for the Trust under the Trust Agreement.
“Trustee” – The Bank of New York Mellon (“BNYM”), a banking corporation organized under the laws of the State of New York with trust powers, or its successor.
“Unallocated Account” – The account designated as the Goldman Sachs Physical Gold ETF Unallocated Gold Account (No. 48040) as maintained for the Trust by the Custodian on an Unallocated Basis pursuant to the Unallocated Account Agreement for the purpose of holding gold on behalf of the Trust.
“Unallocated Account Agreement” – The Unallocated Gold Account Agreement dated December 11, 2020, by and among the Custodian, the Sponsor and the Trustee, as it may be further amended or supplemented from time to time, pursuant to which the Unallocated Account is established and operated.
“Unallocated Basis” – With respect to the Unallocated Account maintained with the Custodian, that the person in whose name the account is held is entitled to delivery in accordance with the relevant Rules of an amount of gold equal to the amount of gold standing to the credit of such person’s account but is not entitled to specific gold.

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
“1940 Act” – The Investment Company Act of 1940, as amended.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form
10-K
(this “Annual Report”) contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the Private Securities Litigation Reform Act of 1995, as amended, which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Actual events or results may differ materially. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Neither the Trust nor the Sponsor undertakes any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events except as required by applicable securities laws.
Additional significant uncertainties and other factors affecting forward-looking statements are presented in Item 1A. “Risk Factors.”

v

Goldman Sachs Physical Gold ETF

Part I.
Item 1. Business.
DESCRIPTION OF THE TRUST
Overview
The Trust was formed on July 26, 2018. The Trust’s investment objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. Although the Shares are not the exact equivalent of an investment in gold, they provide investors with an alternative that allows a level of participation in the gold market through the securities market. Each Share represents a fractional undivided beneficial interest in the Trust’s net assets. The Trust’s assets consist principally of gold held by the Custodian for safekeeping on the Trust’s behalf. Physical gold held on behalf of the Trust by the Custodian consists of gold bullion that meets the London Good Delivery Standards.
The Sponsor of the Trust is Goldman Sachs Asset Management, L.P., a Delaware limited partnership. Goldman Sachs Asset Management, L.P. is an indirect, wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group Inc.”) and an affiliate of Goldman Sachs & Co. LLC. Founded in 1869, GS Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm.
The Shares are neither interests in nor obligations of, and are not guaranteed by, the Sponsor, its directors, officers, or member(s), or any of their affiliates.
The Trust is governed by the provisions of the First Amended and Restated Depositary Trust Agreement (as amended from time to time, the “Trust Agreement”) executed as of December 11, 2020 by the Sponsor and the Trustee. The Trust has no fixed termination date. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees.
The Shares, known as Goldman Sachs Physical Gold ETF Shares, provide investors with the opportunity to access the gold market through a traditional brokerage account. The Shares are issued by the Trust only in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from Authorized Participants, which is then allocated to the Trust and stored by the Custodian. The Trust may redeem Baskets in exchange for the amount of gold corresponding to the Basket’s redemption value. The Trust issues and redeems Baskets on an ongoing basis at Net Asset Value to Authorized Participants who have entered into a contract with the Sponsor and the Trustee. Except when aggregated in Baskets, the Shares are not redeemable securities. Baskets are only redeemable by Authorized Participants. The value of gold will be reported on the Trust’s website daily. Individual Shares will not be redeemed by the Trust but are listed and trade on the NYSE Arca under the symbol “AAAU.”
Investors do not have the right to take delivery of the physical gold bullion in exchange for the Shares such investors own.
As of 4:01 p.m., EST, on December 11, 2020 (the “Closing”), Gold Corporation, as the prior custodial sponsor (the “Prior Custodial Sponsor”) of the Trust, and Exchange Traded Concepts, LLC, as the prior administrative sponsor of the Trust (the “Prior Administrative Sponsor,” and together with the Prior Custodial Sponsor, the “Prior Sponsors”) transferred the roles of the Prior Sponsors to the Sponsor. As of the Closing, Gold Corporation also resigned as the custodian of the Trust’s gold bullion (the “Prior Custodian”) and the Custodian was appointed, at which point the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia, ceased its guarantee of the payment of the cash equivalent of gold due, payable and deliverable on behalf of the Trust.
As of the Closing, the name of the Trust was changed from “Perth Mint Physical Gold ETF” to “Goldman Sachs Physical Gold ETF.”
The Sponsor of the registrant maintains an Internet website at www.gsamfunds.com, through which the registrant’s annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K,
and

amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.
The Trust
The activities of the Trust are limited to: (1) issuing Baskets in exchange for the gold deposited by Authorized Participants with the Custodian for safekeeping; (2) delivering gold in exchange for Baskets surrendered by Authorized Participants for redemption; (3) selling gold as needed to pay the Sponsor Fee and reimburse the Sponsor for expenses that the Sponsor has paid on the Trust’s behalf; and (4) selling gold as needed to pay Trust expenses not assumed by the Sponsor.
The assets of the Trust consist primarily of gold held at the Custodian on behalf of the Trust. Gold is sold: (i) to pay the Sponsor Fee and reimburse the Sponsor for expenses that the Sponsor has paid on the Trust’s behalf; (ii) to pay the expenses of the Trust not assumed by the Sponsor; and (iii) if the Trust terminates and liquidates its assets. Gold will be delivered or sold as otherwise required by law or regulation. The sale of gold by the Trust, including the sale of gold to generate cash to pay its fees and expenses, is a taxable event for investors.
The Trust is not registered as an investment company under the 1940 Act, and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act and neither of the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor under the Commodity Exchange Act in connection with the Shares.
The number of outstanding Shares is expected to increase and decrease from time to time as a result of the creation and redemption of Baskets. The creation and redemption of Baskets requires the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed. The total amount of gold required for the creation of Baskets will be based on the combined net assets represented by the number of Baskets being created or redeemed. The initial amount of gold required for deposit with the Trust to create Shares was 500 Fine Ounces of gold per Basket, which was the equivalent of 50,000 Shares (i.e., the initial size of a Basket when the Trust was launched). The number of Fine Ounces of gold required to create a Basket or to be delivered upon a redemption of a Basket will gradually decrease over time. This is because the Shares comprising a Basket will represent a decreasing amount of gold due to the issuance of Shares, or the delivery or sale of the Trust’s gold to pay the Sponsor Fee or the Trust’s expenses not assumed by the Sponsor.
Physical Gold held on behalf of the Trust by the Custodian consists of gold bullion that meets the London Good Delivery Standards.
Trust Expenses
The Trust’s only ordinary recurring expense is the remuneration due to the Sponsor of 0.18% of the Net Asset Value of the Trust. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap: fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the Unallocated Account and the first two audits of the Physical Gold held in the Allocated Account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust).

The Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), the Trustee’s expenses not reimbursed by the Sponsor pursuant to the Trust Agreement, indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the Trust, and otherwise as set forth in the Trust Agreement. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust.
The Sponsor Fee accrues daily based on the prior Business Day’s Net Asset Value and is payable in cash from the Trust Property or the sale of gold in accordance with the Trust Agreement. The fee is paid on the second business day of each month or as soon as reasonably practicable thereafter in respect of the prior month (or on the date of termination of the Trust Agreement, in respect of the period commencing on the first day of the period beginning after the last period in respect of which the Sponsor Fee was paid and ending on such termination date). The Sponsor may earn a profit on its fees.
From time to time, the Sponsor may waive all or a portion of the Sponsor Fee at its discretion. The Sponsor is under no obligation to continue a waiver after the end of a stated period, and, if such waiver is not continued, the Sponsor Fee will thereafter be paid in full. The Sponsor may instruct the Trustee from time to time to withhold a portion of the Sponsor Fee otherwise payable to the Sponsor and to pay such withheld portion to persons identified by the Sponsor for purpose of satisfying certain expenses of the Trust for which the Sponsor is responsible. Furthermore, the Sponsor may, in its sole discretion, agree to rebate a portion of the Sponsor Fee attributable to Shares held by certain institutional investors subject to minimum shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and pursuant to a Sponsor Fee Rebate Agreement. Pursuant to such agreement, the Sponsor will waive the Sponsor Fee during a period specified in a Sponsor Fee Rebate Agreement for an investor that purchases newly issued Shares from and through an Authorized Participant. During such period, the Sponsor agrees to rebate to the investors an amount in cash equal to a portion of the amount of the Sponsor Fee accrued on the value of the Shares covered in the agreement. The Sponsor is under no obligation to provide any rebates of the Sponsor Fee. Neither the Trust nor the Trustee will be a party to any Sponsor Fee rebate arrangements negotiated by the Sponsor.
Extraordinary expenses of the Trust that are not assumed by the Sponsor (as discussed above) may be paid by the Sponsor at its sole discretion. Otherwise, the Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. The Trustee is authorized to sell gold as directed by the Sponsor or otherwise at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. When selling gold, the Trustee shall endeavor to place orders with dealers (which may include the Custodian) as directed by the Sponsor, or in the absence of such discretion, with the Custodian or if the Custodian is unable or unwilling to execute such orders, with dealers through which the Trustee may reasonably expect to obtain a favorable price and good execution of the orders. Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.
Valuation of Gold and Computation of Net Asset Value
On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York City time, the Trustee values the gold held by the Trust and determines the Net Asset Value of the Trust, as described below.
The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. The reserve account, if established, will be a separate non-interest
bearing account with the Trustee or such other banking institution specified by the Sponsor, or if the Sponsor fails so to specify, as selected by the Trustee, in the name, and for the benefit, of the Trust, subject only to draft or order by the Trustee acting pursuant to the terms of the Trust Agreement. The Trustee will hold in such account all cash that it has credited to such account to reflect the reserves for taxes or other governmental charges and other contingent liabilities payable out of the Trust that the Trustee has determined from time to time to be required by GAAP. The Trustee also determines the Net Asset Value per Share by dividing the Net Asset Value of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares deemed created or redeemed on such evaluation day).
All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity; the same methodology is applied independent of the type of gold held by the Trust. The Trustee values the gold held by the Trust based on the LBMA Gold Price PM, or the LBMA Gold Price AM, if such day’s LBMA Gold Price PM is not available. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to fairly represent the commercial value of the Trust’s gold.
The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust, and no revision or correction in any computation made under the Trust Agreement is required by reason of any difference in amounts estimated from those actually paid.
The Sponsor and the investors may rely on any evaluation or determination of any amount made by the Trustee, and, except for any determination by the Sponsor as to the price to be used to evaluate gold, the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes are made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee is not liable to the Sponsor, Authorized Participants, investors or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.
Impact of Trust Expenses on the Trust’s Net Asset Value
The Net Asset Value of the Trust is used to compute the Sponsor Fee, and the Trustee subtracts from the Net Asset Value of the Trust the amount of accrued Sponsor Fee. The Trust pays the Sponsor Fee and reimburses the Sponsor for expenses that the Sponsor has paid on the Trust’s behalf in cash from the Trust Property or the sale of gold in accordance with the Trust Agreement. Should the need arise for the Trust to sell gold for expenses the Sponsor does not pay, the purchase price received as consideration for such sales will be the Trust’s sole source of funds to cover its liabilities. The Trust does not engage in any activity designed to derive a profit from changes in the price of gold. Gold not needed to redeem Baskets is held in physical form by the Custodian. As a result of the potential sales of gold to pay in cash the Sponsor Fee and expenses that the Sponsor has paid on the Trust’s behalf, and the Trust expenses not assumed by the Sponsor, the Net Asset Value of the Trust and, correspondingly, the fractional amount of gold represented by each share, will decrease over the life of the Trust. New deposits of gold, received in exchange for additional new Baskets issued by the Trust, will not reverse this trend.

Termination of the Trust
The Trustee will notify investors at least 30 days before the date for termination of the Trust Agreement and the Trust if any of the following occurs:

•	the Trustee is notified that the Shares are delisted from the NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting;

•	investors acting in respect of at least 75% of the outstanding Shares notify the Trustee that they elect to terminate the Trust;

•
60 days have elapsed since the Trustee notified the Sponsor of the Trustee’s election to resign or since the Trustee was removed and a successor trustee has not been appointed and accepted its appointment;

•
any sole Custodian then acting resigns or is removed and no successor custodian has been employed within 90 days (or, if applicable, within such shorter period that equals the period the Custodian is required to continue as custodian after such resignation or removal under a Custody Agreement) of such resignation or removal;

•	the SEC determines that the Trust is an investment company under the 1940 Act, and the Trustee has actual knowledge of such Commission determination;

•	the CFTC determines that the Trust is a commodity pool under the Commodity Exchange Act, and the Trustee has actual knowledge of that determination;

•
the Trust fails to qualify for treatment, or ceases to be treated, as a “grantor trust” for federal tax purposes, and the Trustee receives notice from the Sponsor that the Sponsor has determined that, because of that tax treatment or change in tax treatment, the termination of the Trust is advisable;

•	the Trustee receives notice from the Sponsor of its decision to terminate the Trust;

•
60 days have elapsed since DTC or another depository has ceased to act as depository with respect to the Shares, and the Sponsor has not identified another depository that is willing to act in such capacity; or

•
if the law governing the Trust limits the maximum period during which the Trust may continue, upon the expiration of 21 years after the death of the last survivor of all of the descendants of Elizabeth II, Queen of England, living on July 26, 2018.

If the Sponsor fails to undertake or perform, or becomes incapable of undertaking or performing, any of the duties that by the terms of the Trust Agreement are required to be undertaken or performed by it and such failure or incapacity is not cured within 30 days following receipt of notice from the Trustee of such failure or incapacity, or if the Sponsor is adjudged bankrupt or insolvent, or a receiver of the Sponsor or of its property is appointed, or a trustee or liquidator or any public officer takes charge or control of the Sponsor or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then in any such case the Sponsor shall be deemed conclusively to have resigned effective immediately upon the occurrence of any of the specified events, or if the Sponsor resigns by sending notice of resignation to the Trustee without the appointment by the resigning Sponsor of a successor Sponsor qualified to assume the duties of the Sponsor, the Trustee may do any one or more of the following: (i) it may appoint a successor Sponsor to assume, with such compensation from the Trust as the Trustee may deem reasonable under the circumstances, the duties and obligations of the Sponsor under the Trust Agreement by an instrument of appointment and assumption executed by the successor Sponsor by the Trustee; or (ii) it may terminate and liquidate the Trust and distribute its remaining assets pursuant to the Trust Agreement. Any appointment of a successor Sponsor by the resigning Sponsor is subject to the prior written consent of the Trustee which may not be unreasonably withheld.
The Trustee shall have no obligation to appoint a successor Sponsor or to assume the duties of the Sponsor and shall have no liability to any person because the Trust is or is not terminated pursuant to the preceding sentence.

On and after the date of termination of the Trust, the Trustee shall not accept any deposits of gold. If any Shares remain outstanding after the date of termination, the Trustee thereafter shall discontinue the registration of transfers of Shares, shall not make any distributions to investors, and shall not give any further notices or perform any further acts under the Trust Agreement, except that the Trustee will continue to collect distributions pertaining to Trust assets and hold the same uninvested and without liability for interest, pay the Trust’s expenses and sell gold as necessary to meet those expenses and will continue to deliver Trust assets, together with any distributions received with respect thereto and the net proceeds of the sale of any other property, in exchange for Shares surrendered to the Trustee by Authorized Participants (after deducting or upon payment of, in each case, the fee of the Trustee for the surrender of Shares, any expenses for the account of the investors in accordance with the terms and conditions of the Trust Agreement, and any applicable taxes or other governmental charges).
At any time after the expiration of 60 days following the date of termination of the Trust, the Trustee shall sell the Trust assets then held under the Trust Agreement pursuant to the Sponsor’s direction, or, if the Sponsor fails to provide such direction, as the Trustee determines and may thereafter hold the net proceeds of any such sale, together with any other cash then held by the Trustee under the Trust Agreement, uninvested and without liability for interest, for the pro rata benefit of the investors that have not theretofore surrendered their Shares. The Trustee shall have no liability for loss or depreciation resulting from any sale made pursuant to the Sponsor’s direction or otherwise made by the Trustee in good faith. After making such sale, the Trustee shall be discharged from all obligations under the Trust Agreement, except to deliver to investors against the surrender of their Shares their pro rata portion of the net proceeds and other cash (after deducting, in each case, any accrued fees and expenses, any taxes, other governmental charges or liabilities payable by the Trust, and any expenses for the account of the investors in accordance with the terms and conditions of the Trust Agreement). Upon the termination of the Trust, the Sponsor shall be discharged from all obligations under the Trust Agreement except for their certain obligations to the Trustee that survive termination of the Trust Agreement.
Amendments
The Trustee and the Sponsor may amend any provisions of the Trust Agreement without the consent of any person, including any investor, provided that any amendment that imposes or increases any fees or charges (other than taxes and other governmental charges, registration fees or other such expenses), or that otherwise prejudices any substantial existing right of the investors, will not become effective as to outstanding Shares until 30 days after notice of such amendment is given to the investors. Notwithstanding the foregoing, the Sponsor may increase or decrease the Sponsor Fee upon three business days’ prior notice being posted on the website of the Trust and upon three business days’ prior notice being given to the Trustee. Every investor, at the time any amendment so becomes effective, shall be deemed, by continuing to hold any Shares or an interest therein, to consent and agree to such amendment and to be bound by the Trust Agreement as amended thereby. In no event shall any amendment impair the right of Authorized Participants to surrender Baskets and receive therefore the amount of Trust assets represented thereby, except in order to comply with mandatory provisions of applicable law.
Governing Law; Consent to New York Jurisdiction
The Trust Agreement, and the rights of the Sponsor, the Trustee, DTC (as registered owner of the Trust’s global certificates for Shares) and the investors under the Trust Agreement, are governed by New York State law. The Sponsor, the Trustee, DTC, each Authorized Participant by its delivery of an Authorized Participant Agreement and each investor by the acceptance of a share consents to the non-exclusive
jurisdiction of the courts of the State of New York and any federal courts located in the borough of Manhattan in New York City. Such consent is not required for any person to assert a claim of New York jurisdiction over the Sponsor or the Trustee. By consenting to New York jurisdiction, an investor waives any claim that a New York court is an inconvenient venue or is otherwise inappropriate. As such, an investor could be required to litigate a matter relating to the Trust in a New York court, even if that court may otherwise be inconvenient for the investor.

Fiscal Year
The fiscal year of the Trust ends on December 31 of each year. The Sponsor may select an alternate fiscal year.
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
Other Methods of Investing in Gold
The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust.
DESCRIPTION OF THE SHARES
The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee will create Shares in Baskets (a Basket equals a block of at least 25,000 Shares) only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in the net assets of the Trust and have no par value.
Investors may obtain gold pricing information based on the spot price for a Fine Ounce from various financial information service providers. Current spot prices also are generally available with bid/ask spreads from gold bullion dealers. In addition, the Trust’s website provides pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The Net Asset Value of the Trust is published by the Sponsor on each day that the NYSE Arca is open for regular trading and will be posted on the Trust’s website.
Any creation and issuance of Shares above the amount registered on the effective registration statement will require the registration of such additional Shares.
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
Redemption of Shares
The Shares may be redeemed by or through an Authorized Participant in Baskets. See Item 1. “Business—Creation and Redemption of Shares by Authorized Participants” for details.

Distributions
If the Trust is terminated and liquidated, the Trustee will distribute to the investors any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Investors of record on the record date fixed by the Trustee in consultation with the Sponsor for a distribution will be entitled to receive their pro rata portion of any distribution.
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
DTC may decide to discontinue providing its service with respect to Baskets and/or the Shares by giving notice to the Trustee and the Sponsor. Under such circumstances, the Sponsor will find a replacement for DTC to perform its functions at a comparable cost or, if a replacement is unavailable, the Trustee will terminate the Trust.
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
Share Splits
If the Sponsor believes that the per share price in the secondary market for shares has fallen outside a desirable trading price range, the Sponsor may direct the Trustee to declare a split or reverse split in the number of shares outstanding and to make a corresponding change in the number of shares constituting a Basket.
THE SPONSOR
Goldman Sachs Asset Management, L.P., a Delaware limited partnership, is the Sponsor of the Trust. Goldman Sachs Asset Management, L.P. has been registered as an investment adviser with the Securities and Exchange

Commission since 1990 and is an indirect, wholly-owned subsidiary of Group Inc. and affiliate of Goldman Sachs & Co. LLC. Founded in 1869, Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm. As of December 31, 2020, Goldman Sachs Asset Management, L.P., including its investment advisory affiliates, had assets under supervision of approximately $1.95 trillion. The Sponsor’s office is located at 200 West Street, New York, NY 10282 and its phone number is
212-902-1000.
The Sponsor’s Role
In exchange for the Sponsor Fee, the Sponsor has agreed to assume the payment of expenses incurred by the Trust, including but not limited to: organizational expenses; the Trustee’s monthly fee for its ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to it pursuant to the Custody Agreement (if any); marketing expenses; exchange listing fees; SEC registration fees; printing and mailing costs; maintenance expenses for the Trust’s website; audit fees and expenses; routine legal fees and expenses and the expense of the first two examinations of the Custodian’s records relating to the Unallocated Account and the first two audits of the Physical Gold held in the Allocated Account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust) (for instance, the Sponsor may from time to time employ counsel to act on behalf of the Trust and perform any legal services in connection with the Trust, including any legal matters relating to the possible disposition or acquisition of any gold. Such fees and expenses shall be paid by the Sponsor). However, the Sponsor will not be responsible for litigation expenses, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, extraordinary expenses, and otherwise as set forth in the Trust Agreement.
Additionally, the Sponsor generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day
oversight of the Trustee or such service providers. The Sponsor may, in its sole discretion, remove the Trustee and appoint a successor trustee (1) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (2) if, having received written notice from the Sponsor or registered owners acting on behalf of at least 25% of the outstanding Shares, of a material breach of the Trustee’s obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (3) if the Trustee fails to consent to the implementation of an amendment to the Trust’s Internal Control Over Financial Reporting reasonably deemed necessary by the Sponsor and, after consultation, the Sponsor and the Trustee fail to resolve their differences regarding the proposed amendment. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter.
In addition, the Sponsor: (1) will develop a marketing plan for the Trust on an ongoing basis; (2) will prepare marketing materials regarding the Shares; (3) maintains the Trust’s website; and (4) may engage a specialist bullion assaying firm to provide inspections of the gold bullion held on behalf of the Trust.
Liability of the Sponsor and Indemnification
The Trust Agreement provides that the Sponsor will not assume any obligation nor shall the Sponsor be subject to any liability to any registered owner of Shares, beneficial owner of Shares, Authorized Participant or other person (including liability with respect to the worth of the Trust Property), except that the Sponsor agrees to perform its obligations under the Trust Agreement without gross negligence, willful misconduct or bad faith. The Sponsor or any of its directors, officers, managers, members, employees, agents or affiliates will not be liable if the Sponsor is prevented, forbidden, subject to civil or criminal penalty or delayed in meeting its obligations under the Trust Agreement by reason of any law, regulation, governmental or regulatory authority, stock exchange, or by reason of any act of God or war or terrorism or other circumstances beyond its control. The Sponsor will not be liable by reason of any non-performance
or delay in the performance of any action which may be performed under the Trust Agreement or by exercising, or not, any discretion provided for in the Trust Agreement.
The Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Sponsor in furtherance of the administration of the Trust (including Authorized Participant Agreements to which the Sponsor is a party, including the Sponsor’s indemnification obligations thereunder) or any actions taken in accordance with the provisions of the Trust Agreement, to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement, or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement, or any such other agreement. The Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services the Custodian may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of this paragraph applied.
The Sponsor may rely on information provided by the Trustee from the records of the Trust for securities filings, including a free writing prospectus or marketing materials. If such information is incorrect or omits material information and is the foundation for a claim against the Sponsor, the Sponsor may be entitled to indemnification from the Trust.
Successor Sponsor
The Trustee has no obligation to appoint a successor Sponsor or to assume the duties of the Sponsor and will have no liability to any person because the Trust is or is not terminated as described in “Description of the Trust—Terminating the Trust” above.
THE TRUSTEE
BNYM, a banking corporation organized under New York State law with trust powers, serves as the Trustee. The Trustee has a trust office at 240 Greenwich Street, New York, New York 10286. The Trustee is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, Net Asset Value of the Trust, transaction fees for the creation and redemption of Baskets and the names of the parties that have executed an Authorized Participant Agreement may be obtained from the Trustee. A copy of the Trust Agreement is available for inspection at the Trustee’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of at least $150 million.
The Trustee’s Role
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include: (1) valuing the Trust’s gold and calculating the Net Asset Value per Share of the Trust; (2) supplying inventory information received from the Custodian to the Sponsor for the Trust’s website; (3) receiving and processing orders from Authorized Participants for the creation and redemption of Baskets; (4) coordinating the processing of orders from Authorized Participants with the Custodian and DTC, including coordinating with the Custodian the receipt of gold transferred to the Trust in connection with each issuance of Baskets; (5) effecting the sale of gold to pay the Sponsor Fee in cash; (6) effecting the sale of gold to reimburse the Sponsor for cash payments owed by the Trust, but undertaken by the Sponsor; (7) effecting the sale of gold pursuant to the Sponsor’s direction or otherwise as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor; (8) holding the Trust’s cash and other financial assets, if any; (9) when appropriate, making distributions of cash or other property (other than gold) to investors; and (10) receiving and reviewing reports on the custody of and transactions in the Trust’s gold from the Custodian and taking such other actions in connection with the custody of gold as the Sponsor instructs. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor in accordance with the Trust Agreement. Under the agreement with the Custodian, the Trustee, the Sponsor and their Physical Gold auditors, identified representatives, and independent public accountants may visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.
The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreement. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust. The Trustee’s monthly fees and out-of-pocket
expenses will be paid by the Sponsor. Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.
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
Qualifications of the Trustee
The Trust Agreement provides that the Trustee and any successor trustee must be (1) a bank, trust company, corporation or national banking association organized and doing business under the laws of the United States or any of its states and authorized under such laws to exercise corporate trust powers, (2) a participant in DTC or such other securities depository as shall then be acting with respect to the Shares and (3) unless counsel to the Sponsor, the appointment of which is acceptable to the Trustee, determines that such requirement is not necessary for the exception under section 408(m)(3)(B) of the Code to apply, a banking institution as defined in Code section 408(n). The Trustee and any successor trustee must have, at all times, an aggregate capital, surplus, and undivided profits of at least $150 million.
General Duty of Care of Trustee
The Trustee is a fiduciary under the Trust Agreement; provided, however, that the fiduciary duties and responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement. For limitations of the fiduciary duties of the Trustee, see the limitations on liability set forth in “The Trustee-Limitation on Trustee’s liability” and “The Trustee-Trustee’s Liability for Custodial Services and Agents.”

Limitation on Trustee’s Liability
The Trust Agreement provides that the Trustee will not assume any obligation nor shall the Trustee be subject to any liability to any registered or beneficial owner of the Shares, Authorized Participant or other person (including liability with respect to the worth of the Trust Property), except that the Trustee agrees to perform its obligations under the Trust Agreement without gross negligence, willful misconduct or bad faith. The Trustee shall not have any obligation or liability for, or otherwise related to, any services the Custodian may, directly or indirectly, separately offer or provide to any beneficial owner. In no event will the Trustee be liable for acting in accordance with or conclusively relying upon any instruction, notice, demand, certificate or document (1) from the Sponsor, the Custodian or any entity acting on behalf of either which the Trustee believes is given pursuant to or is authorized by the Trust Agreement or the Custody Agreement, respectively; and (2) from or on behalf of any Authorized Participant which the Trustee believes is given pursuant to or is authorized by an Authorized Participant Agreement (provided that the Trustee has complied with the verification procedures specified in the Authorized Participant Agreement). In no event will the Trustee be liable for acting or omitting to act in reliance upon the advice of or information from legal counsel, accountants, any Authorized Participant, any registered owner, any beneficial owner, or any other person believed by it in good faith to be competent to give such advice or information. The Trustee or any of its respective directors, officers, managers, members, employees, agents or affiliates will not be liable if the Trustee is prevented, forbidden, subject to civil or criminal penalty or delayed in meeting its obligations under the Trust Agreement by reason of any law, regulation, governmental regulatory authority, stock exchange, or by reason of any act of God or war or terrorism or other circumstances beyond its control.
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
Trustee’s Liability for Custodial Services and Agents
The Trust Agreement provides that the Trustee will not be answerable for the default or misconduct of the Custodian, agents, attorneys, accountants, auditors and other professionals appointed by the Sponsor to provide services on behalf of the Trust. The Trustee may also employ custodians for Trust assets other than gold, agents, attorneys, accountants, auditor and other professionals (including any affiliate of the Trustee or of the Sponsor) but shall not be responsible for the default or misconduct of any such custodians, agents, attorneys, accountants, auditors or other professionals if such custodians, agents, attorneys, accountants, auditors or other professionals were selected with reasonable care. In no event shall the Trustee be liable for (i) any loss or damage resulting from the actions or omissions of, or the insolvency of, the Custodian or any
Sub-Custodian
or loss or damage to the gold while in the possession of, or in transit to or from, the Custodian or any
Sub-Custodian,
(ii) the amount, validity or adequacy of insurance maintained by the Custodian or any
Sub-Custodian,
(iii) any defect in gold held by the Custodian or any
Sub-Custodian,
(iv) any failure of the gold to conform to the requirements of Physical Gold and (v) any failure of gold to conform to a description thereof provided by the Custodian to the Trustee.
Taxes
Under the Trust Agreement, the Trustee will not be personally liable for any taxes or other governmental charges imposed on the gold or its custody, moneys or other Trust assets, or on the income therefrom or the sale or proceeds of the sale thereof, or on it as Trustee or on or in respect of the Trust or the Shares that it may be required to pay under any present or future law of the United States or of any other taxing authority having jurisdiction, notwithstanding any termination of the Trust Agreement and the Trust or the resignation or removal of the Trustee. For all such taxes and charges and for any expenses, including reasonable counsel’s fees, that the Trustee may sustain or incur with respect to such taxes or charges, the Trustee will be reimbursed and indemnified out of the Trust’s assets, and the payment of such amounts shall be secured by a lien on the Trust.

Indemnification of the Trustee
The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders agents and affiliates (as defined under the Securities Act) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee’s indemnification obligations under these agreements), or otherwise by reason of the Trustee’s acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of the Trust Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services the Custodian may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of the sentence preceding the prior sentence applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.
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
Protection for Amounts Due to Trustee
The Trustee is entitled to receive from the Sponsor Fee for its ordinary services and reimbursement for its out-of-pocket
expenses in accordance with a written agreement between the Sponsor and the Trustee. Should the Sponsor fail to pay such fees and expenses, the Trustee is authorized to charge such fees and expenses to the Trust, in an amount not exceeding the amount that could be charged to the Trust in respect of the Sponsor Fee (and the Trustee may charge such fees and expenses to the Trust to such extent without regard to whether, because of the Sponsor default, fee waiver or other reason, the Sponsor may not then be entitled to such fee), and any subsequent amounts paid to the Sponsor pursuant to the Trust Agreement shall be net of amounts so withheld. The Trustee’s right of reimbursement shall be secured by a lien on amounts chargeable to the Trust for the Sponsor Fee without giving effect to any fee waiver then in effect, prior to the interest of the Custodian, the Sponsor, the investors and any other person.
The Trustee is entitled to charge, and to be reimbursed by, the Trust for all expenses and disbursements incurred by it in the performance of its duties under the Trust Agreement, including the reasonable fees and disbursements of its legal counsel and expenses identified in the Custody Agreement as payable by the Trustee, other than (1) amounts payable by the Sponsor to the Trustee as described in the preceding paragraph, (2) expenses and disbursements incurred by the Trustee prior to the commencement of the trading of the Shares on the NYSE Arca and (3) fees of agents for performing services the Trustee is required to perform under the Trust Agreement. The Trustee’s right of reimbursement for expenses and disbursements under this paragraph shall constitute a lien on, and the amount thereof shall be deductible against, the assets of the Trust.
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
Holding of Trust Property Other Than Gold
All moneys held by the Trustee shall be held by it, without interest thereon or investment thereof, as a deposit for the account of the Trust. Such held monies shall be deemed segregated by maintaining such monies in an account or accounts for the exclusive benefit of the Trust. The Trustee may also employ custodians for Trust assets other than gold, agents, attorneys, accountants, auditors and other professionals (including any affiliate of the Trustee and of the Sponsor) and shall not be answerable for the default or misconduct of any such custodians, agents, attorneys, accountants, auditors and other professionals if such custodians, agents, attorneys, accountants, auditors or other professionals shall have been selected with reasonable care. Any Trust assets other than gold or cash will be held by the Trustee either directly or through the Federal Reserve/Treasury Book Entry System for United States and federal agency securities (Book Entry System), DTC, or through any other clearing agency or similar system (Clearing Agency), if available. The Trustee will have no responsibility or liability for the actions or omissions of the Book Entry System, DTC or any Clearing Agency. The Trustee shall not be liable for ascertaining or acting upon any calls, conversions, exchange offers, tenders, interest rate changes, or similar matters relating to securities held at DTC or with any Clearing Agency unless the Trustee has received actual and timely notice of the same.
Resignation, Discharge or Removal of Trustee; Successor Trustees
Under the Trust Agreement, the Trustee may at any time resign as Trustee by written notice of its election to do so and delivery of such notice to the Sponsor, and such resignation shall take effect upon the appointment of a successor Trustee and its acceptance of such appointment as provided in the Trust Agreement.
The Sponsor may, in its sole discretion, remove the Trustee as trustee by written notice delivered to the Trustee no more than 120 and at least 90 days prior to the fifth anniversary of the date of the Trust Agreement or, thereafter, by written notice delivered to the Trustee no more than 120 and at least 90 days prior to the last day of any subsequent three-year period. Subject to the terms of the Trust Agreement, such removal shall take effect upon the appointment of a successor trustee and its acceptance of such appointment.
The Sponsor may, in its sole discretion, also remove the Trustee at any time if the Trustee (1) ceases to be a Qualified Bank (as defined below), (2) is in material breach of its obligations under the Trust Agreement and fails to cure such breach within 30 days after receipt of written notice from the Sponsor or investors acting on behalf of at least 25% of the outstanding Shares specifying such default and requiring the Trustee to cure such default, or (3) fails to consent to the implementation of an amendment to the Trust’s Internal Control Over Financial Reporting deemed necessary by the Sponsor and, after consultation, the Sponsor and the Trustee fail to resolve their differences regarding such proposed amendment. Under such circumstances, the Sponsor acting on behalf of the investors, may remove the Trustee by written notice delivered to the Trustee and such removal shall take effect upon the appointment of a successor Trustee and its acceptance of such appointment.
A “Qualified Bank” means a bank, trust company, corporation or national banking association organized and doing business under the laws of the United States or any State of the United States that is authorized under those laws to exercise corporate trust powers and that (1) is a DTC Participant or a participant in such other depository as is then acting with respect to the Shares; (2) unless counsel to the Sponsor, the appointment of which is acceptable to the Trustee, determines that the following requirement is not necessary for the exception under Section 408(m) of the Code, to apply, is a banking institution as defined in Section 408(n) of the Code and (3) had, as of the date of its most recent annual financial statements, an aggregate capital, surplus and undivided profits of at least $150 million.
The Sponsor may also remove the Trustee at any time if the Trustee merges into, consolidates with or is converted into another corporation or entity in a transaction in which the Trustee is not the surviving entity. The surviving entity from such a transaction shall be the successor of the Trustee without the execution or filing of any document or any further act; however, during the
90-day
period following the effectiveness of such transaction, the Sponsor may, by written notice to the Trustee, remove the Trustee and designate a successor Trustee.
If the Trustee resigns or is removed, the Sponsor shall use its reasonable efforts to appoint a successor Trustee, which shall be a Qualified Bank. Every successor Trustee shall execute and deliver to its predecessor and to the Sponsor, acting on behalf of the investors, an instrument in writing accepting its appointment under the Trust Agreement, and thereupon such successor Trustee, without any further act or deed, shall become fully vested with all the rights, powers, duties and obligations of its predecessor; but such predecessor, nevertheless, upon payment of all sums due it and on the written request of the Sponsor, acting on behalf of the registered owners of the Shares, shall execute and deliver an instrument transferring to such successor all rights and powers of such predecessor under the Trust Agreement, shall duly assign, transfer and deliver all right, title and interest in the Trust’s assets to such successor, and shall deliver to such successor a list of the registered owners of all outstanding Shares. The Sponsor or any such successor Trustee shall promptly give notice of the appointment of such successor Trustee to the investors.
If the Trustee resigns and no successor trustee is appointed within 60 days after the date the Trustee issues its notice of resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.
THE CUSTODIAN
JPMorgan Chase Bank, N.A., London branch serves as the Custodian for the Trust’s gold bullion. The Custodian’s office is located at 25 Bank Street, Canary Wharf, London, EC14 5JP.
The Custodian’s Role
The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Custodian shall store Physical Gold at its vault premises or at the vaults of a
Sub-Custodian
(such vaults to be within the United Kingdom unless agreed otherwise) and use, or procure any
Sub-Custodian
to use, commercially reasonable efforts promptly to transport any Physical Gold held for the Trustee to its London vault premises at the Custodian’s cost and risk, or substitute the Physical Gold in accordance with the Custody Agreement with Physical Gold at its London vault premise.
The Custodian must allocate, or cause to be allocated, all gold credited to the Unallocated Account to the Allocated Account such that no amount of gold held on an Unallocated Basis remains standing for the benefit of the Trust in the Unallocated Account at the Custodian’s close of business on each Business Day. The Custodian will use reasonable commercial efforts to minimize the amount of gold held for the Trust in the Unallocated Account at all times during each of the Custodian’s Business Day. In order to ensure that all gold deposited into the Trust is fully allocated into Physical Gold, the Trust may from time to time borrow no more than 430 Fine Ounces from the Custodian pursuant to the terms of the Custody Agreement.
The Custodian converts the Trust’s gold between allocated and unallocated gold when: (1) Authorized Participants engage in creation and redemption transactions with the Trust; (2) gold is sold to pay the Sponsor

Fee or reimburse costs, expenses and other amounts to which the Sponsor is entitled to be reimbursed in accordance with the Trust Agreement; or (3) gold is sold to pay Trust expenses. The Custodian is responsible for allocating gold to the Allocated Account.
If for any reason Physical Gold credited to the Allocated Account does not comply with the Rules, the Custodian must as soon as practical replace such Physical Gold with Physical Gold which complies with the Rules. The Custodian must not start the foregoing replacement process on a particular Business Day unless it is reasonably sure that such replacement process can be started and completed in the same Business Day. The Custodian must notify the Trustee as soon as practicable on the Business Day (but no later than the end of business on such Business Day) when the Custodian effects such replacement and Physical Gold has been credited to the Allocated Account in accordance with the above instructions. The cost of any such replacement shall be borne by the Custodian.
The Custodian may employ Sub Custodians solely for the temporary custody and safekeeping of Physical Gold until transported to the Custodian’s vault premises as provided in the Custody Agreement. The
Sub-Custodians
the Custodian selects may themselves select
sub-custodians
to provide such temporary custody and safekeeping of Physical Gold, but such sub-custodians
shall not by such selection or otherwise be, or be considered to be, a
Sub-Custodian
under the Custody Agreement. The Custodian will use reasonable care in selecting any
Sub-Custodian.
In selecting any
Sub-Custodian
with reasonable care, the Custodian is to determine if such
Sub-Custodian
can reasonably be expected to operate in a reasonable and prudent manner and in compliance with the Rules and all other relevant laws, rules and regulations applicable to its services as a sub-custodian
of gold. The Custodian will notify each of the Trustee and the Sponsor if it selects any
Sub-Custodian,
or stops using any
Sub-Custodian
for such purpose. The receipt of notice by each of the Trustee and the Sponsor that the Custodian has selected a
Sub-Custodian
shall not be deemed to limit the Custodian’s responsibility in selecting such
Sub-Custodian.
Any
Sub-Custodian
shall be a LBMA member, except for Bank of England.
The Custodian will provide the Trustee with regular reports detailing the gold transfers in and out of the Unallocated Account and identifying the gold bars held in the Allocated Account.
For the Custodian’s services under the Custody Agreement, the Custodian and the Sponsor have entered into the Custodial Fee Letter, under which the Sponsor shall pay the Custodian’s fee for services under the Custody Agreement. The Custodian’s affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. Under the Custody Agreement, the Custodian maintains the Allocated Account and the Unallocated Account.
Under the Trust Agreement, the Sponsor is responsible for appointing accountants or other inspectors to monitor the accounts and operations of the Custodian and for enforcing the obligations of the Custodian as is necessary to protect the Trust and the rights and interests of the investors. Under the Custody Agreement, the Custodian has agreed, and will procure that any
Sub-Custodian
will agree, to allow the Sponsor and the Trustee and their identified representatives, independent public accountants, and bullion auditors access to its premises, upon reasonable notice during normal business hours to examine the gold held for the Trust and such records in accordance with the terms of the Custody Agreement. The Trustee has no obligation to monitor the activities of the Custodian or any
Sub-Custodian
other than to receive and review such reports of the gold held for the Trust by the Custodian and of transactions in gold held for the account of the Trust made by the Custodian pursuant to the Custody Agreement.
If upon resignation of any Custodian there would be no Custodian, the Trustee will, promptly after receiving notice of such resignation, appoint a substitute custodian or custodians selected by the Sponsor. When so directed by the Sponsor, and to the extent permitted by, and in the manner provided by, the relevant Custody Agreement, the Trustee will remove the Custodian and appoint a substitute custodian or appoint an additional custodian or custodians selected by the Sponsor. The Trustee will not enter into or amend any Custody Agreement with a

Custodian without the written approval of the Sponsor. When instructed by the Sponsor, the Trustee will demand that a Custodian deliver such of the gold held by it as is requested of it to any other Custodian or such substitute or additional Custodian or Custodians directed by the Sponsor. In connection with such delivery the Trustee will, solely if and in the manner directed by the Sponsor, cause the Physical Gold to be weighed or assayed and any such weighing and assay shall be an expense of the Trust. The Trustee shall have no liability for any delivery of gold or weighing or assaying of delivered physical gold directed by the Sponsor, and in the absence of such direction shall have no obligation to effect such a delivery or to cause the delivered Physical Gold to be weighed, assayed or otherwise validated.
Description of the Custody Agreement
The Trustee and the Sponsor have entered into the Custody Agreement with the Custodian on the Trust’s behalf. The Custody Agreement establishes the Allocated Account and the Unallocated Account with the Custodian and defines the Custodian’s responsibilities to the Trust.
Allocated Account Reports
At the end of each Business Day, the Custodian will provide the Trustee with access to information (i) showing the increases and decreases to the Physical Gold standing to the Trustee’s credit in the Allocated Account and identifying separately each transaction and the Business Day on which it occurred and (ii) identifying each individual bar of Physical Gold held in the Allocated Account. On each Business Day, the Custodian will provide the Trustee access to information relating to (i) each separate transaction, if any, transferring gold to the Allocated Account from the Unallocated Account, (ii) the amount of gold, if any, transferred from the Allocated Account to the Unallocated Account and (iii) the closing balance of Physical Gold held in the Allocated Account for such Business Day. The Custodian will use commercially reasonable efforts to provide this information by 5:00 p.m. London time. In addition, the Custodian will provide the Trustee with such information about the increases and decreases to the gold standing to the Trustee’s credit in the Unallocated Account on a same-day
basis at such other times and in such other form as the Trustee and the Custodian shall agree. For each calendar month, the Custodian will provide the Trustee within a reasonable time after the end of the month a statement of account for the Allocated Account which shall include the opening and closing monthly balance and all transfers to and from the Allocated Account, accompanied by one or more weight lists containing information sufficient to identify each bar of Physical Gold held in the Allocated Account as of the last Business Day of the calendar month and the party having physical possession thereof, including any
Sub-Custodian
or any
sub-custodian
of a
Sub-Custodian.
The Custodian also will provide the Trustee with additional weight lists in respect of the Physical Gold held in the Allocated Account from time to time upon the Trustee’s reasonable request. All such reports will be made available to the Trustee by means of the Custodian’s proprietary electronic system or authenticated SWIFT message, provided that, if the Custodian’s proprietary electronic system or SWIFT messaging system is unavailable for any reason, the Trustee and the Custodian will agree upon a temporary notification system for making such reports available to the Trustee.
Unallocated Account Reports
At the end of each Business Day, the Custodian will provide the Trustee with access to information showing the increases and decreases to the gold standing to the Trustee’s credit in the Unallocated Account, and identifying separately each transaction and the Business Day on which it occurred. On each Business Day, the Custodian will provide the Trustee access to information relating to (i) each separate transaction, if any, transferring gold to the Unallocated Account, including the amount of gold transferred to the Unallocated Account and the AP Account from which such gold is transferred; (ii) the amount of gold, if any, transferred from the Unallocated Account to the Allocated Account or to any AP Account; and (iii) the closing balance of gold credited to the Unallocated Account for such Business Day. The Custodian will use commercially reasonable efforts to provide this information by 5:00 p.m. London time. In addition, the Custodian will provide the Trustee such information about the increases and decreases to the gold standing to the Trustee’s credit in the Unallocated Account on a same-day
basis at such other times and in such other form as the Trustee and the Custodian shall agree. For each calendar month, the Custodian will provide the Trustee within a reasonable time after the end of the month a statement of account for the Unallocated Account, which shall include the opening and closing monthly balance and all transfers to and from the Unallocated Account. All such reports will be made available to the Trustee by means of the Custodian’s proprietary electronic system or authenticated SWIFT message, provided that, if the Custodian’s proprietary electronic system or SWIFT messaging system is unavailable for any reason, the Trustee and the Custodian will agree upon a temporary notification system for making such reports available to the Trustee.
Transfers into the Unallocated Account
The Custodian will credit to the Unallocated Account the amount of gold it receives from an Authorized Participant’s account. Additionally, in the ordinary course, the only gold the Custodian will accept for credit to the Unallocated Account is gold that has transferred from an Authorized Participant’s account or the Allocated Account.
Transfers from the Unallocated Account
The Custodian will arrange for the transfer of gold from the Unallocated Account only in accordance with the Trustee’s instructions to the Custodian. A transfer of gold from the Unallocated Account may only be made (1) by transferring gold to an Authorized Participant’s account, (2) by transferring gold to the Allocated Account, (3) by transfer to an account maintained by the Custodian or a third party on an Unallocated Basis in connection with the sale of gold or other transfers permitted under the Trust Agreement or (4) by the collection of Physical Gold from the Custodian at its vault premises, or such other location as the Custodian may direct. Transfers made under clause (3) include transfers made in connection with a sale of gold to pay the Sponsor Fee or reimburse the Sponsor for cash payments owed by the Trust, but undertaken by the Sponsor or extraordinary expenses of the Trust not paid by the Sponsor or on the liquidation of the Trust. Any gold made available in physical form by the Custodian will be in a form that meets the London Good Delivery Standards.
The Custodian must allocate, or cause to be allocated, all gold credited to the Unallocated Account to the Allocated Account such that no amount of gold held on an Unallocated Basis remains standing for the benefit of the Trust in the Unallocated Account at the Custodian’s close of business on each Business Day. The Custodian will use reasonable commercial efforts to minimize the amount of gold held for the Trust in the Unallocated Account at all times during each of the Custodian’s Business Day. In order to ensure that all gold deposited into the Trust is fully allocated into Physical Gold, the Trust may from time to time borrow no more than 430 Fine Ounces from the Custodian pursuant to the terms of the Custody Agreement.
Right to Refuse Transfers
The Custodian may refuse to execute instructions to transfer gold to or from the Unallocated Account or the Allocated Account if, in the Custodian’s opinion, they are or may be, or require action which is or may be, contrary to the Rules or any applicable law or would constitute a violation of the Sanctions.
Allocated and Unallocated Account Credit and Debit Balances
No interest or other amount will be paid by the Custodian on any credit balance to the Unallocated Account or the Allocated Account. The Allocated Account may not at any time have a debit or negative balance. The Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Unallocated Account; no more than 430 Fine Ounces (maximum weight to make one London Bar) is expected to be held in the Unallocated Account at the close of each business day.

Exclusion of Liability
The Custodian will use reasonable care in the performance of its duties under the Custody Agreement and will only be responsible for any loss or damage suffered by the Trustee in connection with the Custody Agreement as a direct result of any negligence, fraud or willful default on the Custodian’s part in the performance of its duties, and in which case its liability for shall not exceed the aggregate market value of the balances in the Allocated Account and the Unallocated Account at the time such negligence, fraud or willful default is discovered or notified to the Custodian.
Indemnity
The Trustee, solely out of and to the extent of the Trust’s assets, and the Sponsor will indemnify and keep indemnified the Custodian on demand against all costs and expenses, damages, liabilities and losses which the Custodian may suffer or incur, directly or indirectly in connection with the Custody Agreement, except to the extent that such sums are due to the Custodian’s negligence, willful default, fraud or material breach of the Custody Agreement. The Sponsor (and not the Trustee) will indemnify the Custodian for the amount of any taxes, assessments, duties and other governmental charges, including any interest or penalty with respect thereto, that the Custodian is required under applicable laws (whether by assessment or otherwise) to pay in respect of the Allocated Account or the Unallocated Account or any deposits or withdrawals related thereto (including any payment of such taxes required by reason of an earlier failure to withhold).
Force Majeure
The Custodian will not be liable for any delay in performance, or for the non-performance
of, any of its obligations under the Custody Agreement by reason of any cause beyond its reasonable control, including breakdowns or acts set forth in the Custody Agreement.
Termination
The Custodian, the Trustee or the Sponsor may terminate the Custody Agreement by giving not less than 120 Business Days written notice to the other parties to the Custody Agreement. The Custody Agreement will terminate automatically, without notice or further action by any party, upon a Bankruptcy or Insolvency Event. The Custodian will have the right to terminate the Custody Agreement upon written notice in the event that the Trustee or the Sponsor breaches its undertakings relating to the Sanctions under the Custody Agreement.
If the Trustee does not make arrangements acceptable to the Custodian for the transfer, repayment, or delivery, as the case may be, of the gold held in the Allocated Account and the Unallocated Account are not made, the Custodian will be entitled to continue to maintain the Unallocated Account and receive its fees as provided in the Custody Agreement. After six months from the termination date, the Custodian may sell the Trust’s gold at such time and on such markets as the Custodian considers appropriate and account to the Trustee for the proceeds, after deducting any amounts due to the Custodian under the Custody Agreement.
Governing Law
The Custody Agreement is governed by English law. Each of the Trustee, the Custodian and the Sponsor irrevocably submits to the non-exclusive
jurisdiction of the English courts.
Inspection of Gold
Under the Custody Agreement, the Custodian will allow the Sponsor and the Trustee and their identified representatives, independent public accountants, and bullion auditors access to its premises, upon reasonable notice during normal business hours, to examine the Physical Gold held in the Allocated Account and such records as they may reasonably require to perform their respective duties with regard to the Trust and to investors in the Shares. The Trustee and Sponsor agree that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures and will be limited to no more than two times per calendar year. The two examinations during any fiscal year shall be at the Trust’s expense, which expense shall be paid by the Sponsor subject to the Fee Cap in accordance with the terms of the Trust Agreement.
THE GOLD INDUSTRY
Gold Supply and Demand
Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2015-2019 and is based on information reported in Gold Focus 2020.

Tonnes	2015	2016	2017	2018	2019
SUPPLY
Mine Production	3,336	3,460	3,494	3,561	3,534
Recycling	1,103	1,264	1,138	1,160	1,297
Net Hedging Supply	13	33	–	–	–
Total Supply	4,453	4,756	4,632	4,721	4,831
DEMAND
Jewelry Fabrication	2,479	2,012	2,257	2,285	2,137
Industrial Demand	332	323	333	335	326
Net Physical Investment	1,072	1,062	1,035	1,067	850
Net Hedging Demand	–	–	24	9	1
Net Official Sector Buying	580	395	379	657	646
Total Demand	4,463	3,798	4,028	4,352	3,959
Market Balance	(10)	958	604	369	872
Net Investment in ETPs	(129)	541	271	75	404
Market Balance less ETPs	119	417	332	294	469
Gold Price (US$/oz, London)	1,160	1,251	1,257	1,268	1,393

Source: Gold Focus 2020
Totals may not add due to independent rounding.
According to the data above, gold supply averaged 4,679 tonnes (t) per year between 2015 and 2019. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,477t per year from 2015 through 2019. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,192t annually between 2015 through 2019.
According to the data above, gold demand averaged 4,120t per year between 2015 and 2019. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 54% of the identifiable demand from 2015 through 2019, followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 25%.
Official sector, central bank purchases averaged 531t during the same period. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
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
The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from December 2010 through December 2020. The price of gold in the chart is based on the LBMA Gold Price PM.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2010 – December 31, 2020

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
A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA-accredited melters and assayers of gold as well as the specifications to which a bar/ingot must adhere. The LBMA also coordinates market clearing and vaulting, and promotes good trading practices.
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
LBMA Price Auctions
The London market provides a metal pricing service whereby the “LBMA Gold Price” is intended to represent the matching of orders from customers throughout the world. The LBMA Gold Price auction takes place twice daily by IBA at 10:30 a.m. and 3:00 p.m. London time with the price set in US dollars per fine troy ounce. Under licensing arrangements introduced by the IBA the price is displayed on the LBMA’s website with a
30-minute
delay.
Futures Exchanges
Although the Trust does not invest in gold futures, information about the gold futures market is relevant as such markets are a source of liquidity for the overall market for gold and impact the price of gold.
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

Over recent years, China has become an important source of gold demand and its futures markets have grown. Gold futures contracts are traded on the Shanghai Futures Exchange and the Shanghai Gold Exchange.
BUSINESS OF THE TRUST
The activities of the Trust are limited to: (1) issuing Baskets in exchange for the gold deposited by Authorized Participants with the Custodian for safekeeping; (2) delivering gold in exchange for Baskets surrendered by Authorized Participants for redemption; (3) selling gold as needed to pay the Sponsor Fee and reimburse the Sponsor for expenses that the Sponsor has paid on the Trust’s behalf; and (4) selling gold as needed to pay Trust expenses not assumed by the Sponsor.
Trust Objective
The Trust’s investment objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. Each share represents a fractional undivided beneficial interest in the Trust’s net assets. An investment in Physical Gold may require expensive and sometimes complicated arrangements in connection with the transportation, storing and insurance of the gold. The Trust provides investors with a convenient and cost-efficient way to buy and hold gold through an exchange traded security. Although owning the Shares will not be the exact equivalent of an investment in gold, such Shares provide investors with an alternative that allows a level of participation in the gold market through the securities market.
The Trust’s Structure
To meet its investment objective and provide investors with an opportunity to invest in gold through the Shares and to permit Authorized Participants to take delivery of Physical Gold in exchange for their Shares, the Sponsor has structured the Trust as follows:
Maintaining Allocated Gold
. The Trust holds its Physical Gold in allocated form in the Allocated Account with the Custodian. The Allocated Account will be used to hold Physical Gold deposited with the Trust. The Physical Gold is held in a segregated fashion in the name of the Trust, not commingled with other depositor funds or assets. The Trust has full title to the gold with the Custodian holding it on the Trust’s behalf. Each investor owns a pro-rata
share of the Trust, and as such holds
pro-rata
ownership of the Trust assets, corresponding to the number of Shares held. Trust holdings are identified and published on the Trust’s website showing the unique bar number, gross weight, the assay or fineness of each bar and its fine weight. Credits or debits to the holding will be effected by physical movements of bars to or from the Trust’s physical holding. The Trust’s gold holdings are subject to periodic audits.
Minimizing the Use of Unallocated Gold
. The Trust will need unallocated gold to facilitate transactions with Authorized Participants. The Custodian only will accept a delivery of gold in exchange for a Basket if it believes it can promptly convert the gold to allocated gold. The Custodian allocates, or causes to allocate, ownership of gold to the credit of the Allocated Account such that no amount of gold remains to the benefit of the Unallocated Account at the Custodian’s close of business on each Business Day. In the event that the Custodian is unable to fully effect such allocation by such time due to reasons outside of its or its
Sub-Custodian’s
control, the Custodian will use reasonable efforts to cause such allocation as soon as possible. The Custodian shall lend to the Unallocated Account from time to time such number of Fine Ounces as may be needed in order for the Custodian to fully allocate to the Allocated Account all of the gold standing to the Trust’s credit in the Unallocated Account (after repayment to the Custodian of any loan balance existing prior to such allocation as provided hereafter) to the Allocated Account pursuant to the standing instruction set forth in the Unallocated Account Agreement, provided that the maximum amount of gold that the Custodian will lend to the Trust at any time is 430 Fine Ounces. The Custodian will not charge the Trust any fees, interest or costs in connection with the lending of the Gold. The Custodian shall identify on its books and records and in the reports it sends to the Trustee any gold that has been borrowed in the Unallocated Account as of the date of such reports, which shall be accepted as conclusive evidence of such balance, save in the case of manifest error. On each Business Day, the Custodian may repay itself the amount of any borrowed gold from, and to the extent of, the positive balance of the Unallocated Account determined by taking into account all credits to and debits from the Unallocated Account on such Business Day but prior to the Custodian’s execution of the standing instruction to allocate contained in the Unallocated Account Agreement.
Minimizing Cash Holdings
. The Trust is committed to minimizing the use of cash, keeping essentially all assets of the Trust in gold. To achieve this, the Sponsor has agreed to assume certain of the Trust’s ordinary expenses. The Trust will not normally hold cash, or any other assets besides gold.
Transactions with Authorized Participants
. By allowing Authorized Participants to directly issue and redeem Baskets with the Trust, Authorized Participants may be able to take advantage of price discrepancies between the Trust’s underlying gold holdings and the value of the Shares. As a result of this incentive provided to Authorized Participants, the value of the Shares may reflect the performance of the price of gold.
Easily Accessible and Relatively Cost Efficient
. The Shares offer an investment that is easily accessible and relatively cost efficient. Investors can access the gold market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold by using the Shares instead of using the traditional means of purchasing, trading and holding gold. Transaction costs related to the Shares may also be lower than those associated with the purchase, storage and insurance of Physical Gold.
Exchange Traded and Transparent
. The Shares trade on the NYSE Arca under the symbol “AAAU” and provide investors with an efficient means to implement various investment strategies. The Trust does not hold or employ any derivatives and the Shares are backed by the assets of the Trust. Furthermore, the value of the Trust’s holdings is reported on the Trust’s website daily.
Minimal Credit Risk
. The Shares represent an interest in Physical Gold owned by the Trust and held in physical custody at the Custodian. Physical Gold of the Trust is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in unallocated form to facilitate the redemptions by Authorized Participants and the payment of Trust expenses not assumed by the Sponsor, if any, the Trust’s gold is not subject to counterparty or credit risks. The gold is held in the form of Physical Gold, which is allocated to the Allocated Account and held in the Trust’s name by the Custodian. This contrasts with other financial products that gain exposure to gold through the use of derivatives or hold unallocated gold that may be subject to counterparty and credit risks.
Secondary Market Trading
The Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their Net Asset Value per Share. The amount of the discount or premium in the trading price relative to the Net Asset Value per Share may be influenced by non-concurrent
trading hours between the NYSE Arca and the COMEX, London and Zurich. While the Shares trade on the NYSE Arca until 4:00 p.m. New York City time, liquidity in the global gold market may be reduced after the close of the major world gold markets, including London, Zurich and COMEX, usually at 1:30 p.m. New York City time. As a result, during this time, trading spreads and the resulting premium or discount on the Shares may widen.
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
Only Authorized Participants may place orders to create and redeem Baskets. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee. This transaction fee can be waived at the Sponsor’s discretion. Multiple Baskets may be created on the same day, provided each Basket meets the requirements described below.
Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.
Prior to initiating any creation or redemption order, an Authorized Participant must have an agreement with the Custodian establishing an unallocated gold account directly with the Custodian or have an existing unallocated gold account with another LBMA-member custodian identified by the Authorized Participant to the Custodian and the Trustee. Gold held in Authorized Participants’ unallocated accounts is typically not segregated from the custodian’s assets. As a result, an Authorized Participant establishing an unallocated account will have no proprietary interest in any specific bars of gold held by the applicable custodian. Therefore, credits to such an unallocated account are at risk of such custodian’s insolvency.
Certain Authorized Participants are expected to have the ability to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. Each Authorized Participant will be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulated by FINRA or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants will be regulated under federal and state banking laws and regulations. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.
Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this Annual Report, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets as described above. Persons interested in purchasing Baskets may contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants.
Gold is delivered to the Trust and distributed by the Trust through credits and debits between Authorized Participants’ accounts, the Unallocated Account and the Allocated Account. When the Trustee requests creation of a Basket at an Authorized Participant’s request, the Authorized Participant will instruct its custodian to transfer gold from the Authorized Participant’s unallocated account to the Unallocated Account of the Trust. On the same Business Day, following the successful completion of this transfer, the Custodian will allocate the gold to the Allocated Account where it will be stored for safekeeping. Once gold has been released by the Custodian for delivery to an Authorized Participant, the Authorized Participant bears the risk of loss.

All gold represented by a credit to any Authorized Participant’s unallocated account represents a right to receive Fine Ounces of gold. Physical Gold must conform to London Good Delivery Standards.
Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act.
The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail, each of which is attached as an exhibit to this Annual Report.
Creation Procedures—Authorized Participants
On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day: (1) when the NYSE Arca is closed for regular trading; or (2) if the order or other transaction requires the receipt or delivery, or the confirmation of receipt or delivery, of gold in the United Kingdom or in some other jurisdiction on a particular day, (A) when banks are authorized to close in the United Kingdom or in such other jurisdiction or when the London gold market is closed or (B) when banks in the United Kingdom or in such other jurisdiction are, or the London gold market is, not open for a full business day and the order or other transaction requires the execution or completion of procedures which cannot be executed or completed by the close of the business day. Purchase orders must be placed prior to the Order Cutoff Time on any business day. The day on which the Trustee receives a valid purchase order is the purchase order date.
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
Determination of Required Deposits
The Trustee shall determine the Basket Gold Amount for each Business Day, and each such determination thereof and the Trustee’s resolution of questions concerning the composition of the Basket Gold Amount shall be final and binding on all persons interested in the Trust. At the creation of the Trust, the initial Basket Gold Amount was 500 Fine Ounces of gold. The Basket Gold Amount for each Business Day shall be an amount of gold equal to:
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

Fractions of a Fine Ounce of gold included in the Basket gold Amount smaller than 0.001 Fine Ounces shall be disregarded. The Sponsor shall publish, or shall designate another person to publish, for each Business Day, the Basket Gold Amount.
Delivery of Required Deposits
An Authorized Participant who places a purchase order is responsible for crediting its account, if held at the Custodian, with the required gold deposit amount and, if the Authorized Participant does not maintain its account with the Custodian, causing the required gold deposit to be transferred to the Custodian, by 4:00 p.m. London time on the second business day following the purchase order date. No Shares are issued unless and until the Custodian has informed the Trustee that the corresponding amount of gold has been delivered to the Unallocated Account for each Basket requested and that the Custodian has allocated the corresponding amount of gold to the Allocated Account. Upon transfer of the gold deposit amount to the Trust, the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold, until such gold has been received by the Custodian on behalf of the Trust, shall be borne solely by the Authorized Participant.
Rejection of Purchase Orders
The Trustee may, and upon direction of the Sponsor shall, reject a gold deposit at any time (i) when the Trustee’s transfer books are closed, (ii) if the Custodian has informed the Trustee and the Sponsor that it is unable to allocate gold to the Allocated Account, or (iii) if any such action is deemed necessary or advisable by the Sponsor, for any reason in its sole discretion at any time or from time to time. Neither the Trustee nor the Sponsor will be liable for the rejection of any purchase order or gold deposit.
Redemption Procedures—Authorized Participants
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
The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s account representing the amount of the gold held by the Trust evidenced by the Shares being redeemed as of the date of the redemption order. Fractions of a Fine Ounce included in the redemption distribution smaller than 0.001 of a Fine Ounce are disregarded. A redeeming Authorized Participant is responsible for any applicable tax, fees or other governmental charge that may be due, as well as any charges or fees in connection with the transfer of gold and the issuance and delivery of the Shares, and any expense associated with the delivery of gold other than by credit to an Authorized Participant’s unallocated account with the Custodian or another LBMA-member clearing bank.
Delivery of Redemption Distribution
The redemption distribution due from the Trust is delivered to the Authorized Participant on the second business day following the redemption order date if, by 9:00 a.m. New York City time on the second business day following the redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed.
The Custodian will arrange for the redemption amount in gold to be transferred from the Allocated Account to the Unallocated Account, and, ultimately, to the redeeming Authorized Participant’s account. With respect to a redemption order provided in the ordinary course, the Custodian shall deliver unallocated gold to the account indicated by the redeeming Authorized Participant in its redemption order by 4:00 p.m. London Time on the second business day following the order date.
Suspension or Rejection of Redemption Orders
The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date or reject a particular redemption order (1) for any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for protection of registered owners of the Shares. Neither the Sponsor nor the Trustee will be liable to any person or in any way for any loss or damages that may result from any such suspension, postponement or rejection.
The Trustee will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel or the Custodian, might be unlawful.
Creation and Redemption Transaction Fee
To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the prior written consent of the Sponsor.
Tax Responsibility
Authorized Participants are responsible for any transfer tax, sales or use tax, recording tax, value added tax or similar tax or other governmental charge applicable to the creation or redemption of Baskets and delivery and receipt of gold pursuant thereto regardless of whether such tax or charge is imposed directly on the Authorized Participant. By placing a purchase order or redemption order, an Authorized Participant agrees to indemnify the Sponsor, the Trustee and the Trust if any of them is required by law to pay any such tax or charge, together with any applicable penalties, additions to tax and interest thereon.

Item 1A.	Risk Factors.
Risks Related to Gold
The international gold market has experienced historically high trading prices in recent years. Because there can be no assurance that this historically high trading price of gold will be sustained, there could be significant decreases in the value of net assets and the Net Asset Value of the Trust.
Prices in the international gold market have reached historically high levels in recent years. The price of Physical Gold going forward and, in turn, the future value of net assets of the Trust, may be dependent upon factors that include global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility. An adverse development with regard to one or more of these, or other factors, may lead to a decrease in gold bullion currency trading prices. In addition, the possibility of large-scale distress sales of gold in times of financial crisis may negatively impact the price of gold. A decline in prices of gold would decrease the value of net assets and the Net Asset Value of the Trust.
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
An investment in the Trust may be deemed speculative and is not intended as a complete investment program. An investment in the Shares should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Trust. Investors should review closely the objectives and strategy and redemption provisions of the Trust, as discussed herein, and familiarize themselves with the risks associated with an investment in the Trust.
If concerns about the integrity or reliability of the LBMA Gold Price PM or LBMA Gold Price AM arise, even if eventually shown to be without merit, such concerns could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares
.
Because the Net Asset Value of the Trust is determined using the LBMA Gold Price PM or LBMA Gold Price AM, discrepancies in, or manipulation of the calculation of, the LBMA Gold Price could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the LBMA Gold Price PM or LBMA Gold Price AM, such as the Shares. In addition, these concerns could potentially lead to changes in the manner in which the LBMA Gold Price PM or LBMA Gold Price AM is calculated and/or the discontinuance of the LBMA Gold Price PM or LBMA Gold Price AM altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the LBMA Gold Price, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.
As of the date of this Annual Report, the Sponsor has no reason to believe that the LBMA Gold Price PM or LBMA Gold Price AM will not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to identify an alternate basis for evaluation of the value of the Trust’s gold and may instruct the Trustee to use a different price which is more reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to fairly represent the commercial value of the Trust’s gold. There is no assurance that such alternative price will be identified, or that the process of changing from the LBMA Gold Price PM or LBMA Gold Price AM to a new benchmark price will not adversely affect the price of the Shares.

The price of gold may be affected by the sale of other investment vehicles, such as exchange traded vehicles (“ETVs”) tracking gold markets, which could negatively affect gold prices and the price and Net Asset Value of the Shares.
To the extent existing ETVs tracking gold markets represent a significant proportion of the demand for gold, large redemptions of the securities of these ETVs could negatively affect gold prices and the price and Net Asset Value of the Shares.
Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of the Shares, including:

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

Risks Related to the Shares
The value of the Shares fluctuates based upon the price of the gold held by the Trust. Fluctuations in the price of gold could materially adversely affect an investment in the Shares, which creates the potential for losses, regardless of the period of time the Shares are held.
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

The Shares may trade at Net Asset Value or at a price that is above or below Net Asset Value. Any discount or premium in the trading price relative to the Net Asset Value per Share may widen as a result of the different trading hours of the NYSE Arca and other exchanges.
The Shares may trade at, above or below the Net Asset Value per Share. The Net Asset Value per Share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the Shares will fluctuate with changes in the Net Asset Value per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the Net Asset Value per Share may be influenced by non- concurrent trading hours between the NYSE Arca and major gold markets. While the Shares will trade on the NYSE Arca until 4:00 p.m. New York City time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the Shares may widen.
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
The amount of gold represented by each Share will decrease when the Trustee sells the Trust’s gold to pay Trust expenses. Without increases in the price of gold sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in the Shares.
Although the Sponsor has agreed to assume organizational, ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses will be assumed by the Sponsor, including any expenses in excess of the Fee Cap. For example, most taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian).
The Sponsor Fee and reimbursement of expenses not assumed by the Sponsor are payable in cash from the Trust Property or the sale of gold in accordance with the Trust Agreement. Additionally, the Trust may be subject to certain other liabilities (for example, as a result of litigation) that have not been assumed by the Sponsor. The Trust will sell gold to pay those expenses.
To the extent the Trust sells gold to cover expenses or liabilities, the amount of gold represented by each Share will decrease. New deposits of gold, received in exchange for new Shares issued by the Trust, would not reverse this trend. A decrease in the amount of gold represented by each Share results in a decrease in the price of a Share even if the price of gold has not changed. To retain the Share’s original price, the price of gold would have to increase. Without that increase, the lesser amount of gold represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of gold represented by each Share, you will sustain losses on your investment in the Shares. For example, assuming the Trust has not incurred fees or expenses in excess of the amount the Sponsor has agreed to bear and the Shares trade at the same price as the Trust’s Net Asset Value, the price of the gold represented by your Shares would need to increase by the amount of the Sponsor Fee between the date of your purchase and one year later so that your Shares would have the same value on both dates, not including any transaction costs you may incur to purchase your Shares. The Sponsor Fee is currently 0.18% of the Net Asset Value of the Trust. As such, the value of the gold represented by a Share would need to increase by at least 0.18% at the end of the first year to equal the share’s initial selling price.

There may be situations where the Trust suspends redemptions of Baskets by Authorized Participants, which could affect the price of the Shares. To the extent the value of gold declines, these delays may result in a decrease in the value of the gold received upon redemption by an Authorized Participant, as well as a reduction in liquidity for all investors in the secondary market.
Although the Shares are redeemable by Authorized Participants in exchange for the underlying amount of gold, redemptions by Authorized Participants may be suspended during any period while regular trading on the NYSE Arca is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or for such other period as the Sponsor determines to be necessary for protection of registered owners of the Shares. If any of these events occurs at the time of a redemption by an Authorized Participant, and the price of gold decreases before the redemption occurs, an Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of the Shares, had the redemption taken place when it was originally intended to occur. As a consequence, Authorized Participants may reduce their trading in the Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and the price an investor may receive upon sale.
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
If the processes of creation and redemption of the Shares by Authorized Participants (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall.
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

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee or the Custodian as contemplated in the Trust Agreement and the Custody Agreement.
Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part or reckless disregard of its obligations under the Trust Agreement. Similarly, the Custody Agreement provides for indemnification of the Custodian by the Trust under certain circumstances. That means that it may be necessary to sell assets of the Trust to cover losses or liability suffered by the Sponsor, the Trustee or the Custodian. Any sale of that kind would reduce the Net Asset Value of the Trust and the value of the Shares.
Investors do not have the rights normally associated with ownership of shares of other types of investment vehicles. For example, investors have extremely limited voting rights in comparison to those of shareholders in traditional operating companies.
The Trust is a passive investment vehicle with no management and no board of directors. Thus, the Shares are not entitled to the same rights as shares issued by a corporation operating a business enterprise with management and a board of directors. By acquiring the Shares, you are not acquiring the right to elect directors, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares, such as the right to bring “oppression” or “derivative” actions. Moreover, the Trustee and Sponsor may impose or increase any fees or charges applicable to the Shares without a vote of the investors, subject to the provision of any required notice under the Trust Agreement. You will only have the extremely limited rights described under Item 1. “Business—Description of the Shares.”
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
The Trust is not registered as an investment company under the 1940 Act and is not required to register thereunder. Consequently, investors do not have the regulatory protections provided to investors in investment companies including oversight by an independent board of directors, bans on self-dealing, and the requirement that fund assets be held separately from the assets of a fund’s adviser, among others. The Trust will not hold or trade in commodity futures contracts regulated by the Commodity Exchange Act, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and neither the Sponsor nor the Trustee are subject to regulation by the CFTC as commodity pool operators, or commodity trading advisors, in connection with the Shares. Therefore, investors will not have the regulatory protections provided to investors in instruments or commodity pools regulated by the Commodity Exchange Act.
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

Risks Related to the Trust and Its Operations
The effects of a global public health crisis, including the ongoing novel coronavirus pandemic
(“COVID-19”),
could adversely affect the Sponsor and its service providers, as well as the value of the Shares and the price of gold.
Pandemics and other global public health crises may cause a curtailment of business activities that may potentially affect the ability of the Sponsor and its service providers to operate. The
COVID-19
pandemic or a similar public health threat could adversely affect the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem the Shares or the Custodian or any
Sub-Custodian
to receive or deliver gold as a result of the
COVID-19
pandemic will negatively affect the Trust’s operations. In addition, market disruptions and other volatility related to global public health crises can significantly affect the price of gold and, consequently, the value of the Shares.
The duration of the
COVID-19
pandemic and its effects cannot be determined with certainty. A prolonged pandemic could result in an increase of the costs of the Trust, affect liquidity in the market for gold as well as the correlation between the price of the Shares and the Net Asset Value of the Trust, any of which could adversely affect the value of the Shares. In addition, the
COVID-19
pandemic could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. The
COVID-19
pandemic may create widespread business continuity issues for the Trust’s service providers and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.
Further, the
COVID-19
pandemic could interfere with or prevent the operation of the electronic auction hosted by ICE Benchmark Administration (“IBA”) to determine the LBMA Gold Price PM or the LBMA Gold Price AM, which the Trustee uses to value the gold held by the Trust and calculate the Net Asset Value of the Trust. The
COVID-19
pandemic could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of the Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.
Future governmental decisions may have significant impact on the price of gold, which may result in a significant decrease or increase in the value of the net assets and the Net Asset Value of the Trust.
Generally, gold prices reflect the supply and demand of available gold. Governmental decisions, such as the executive order issued by the President of the United States in 1933 requiring all persons in the United States to deliver gold to the Federal Reserve or the abandonment of the gold standard by the United States in 1971, have been viewed as having significant impact on the supply and demand of gold and the price of gold. Future governmental decisions may have an impact on the price of gold, and may result in a significant decrease or increase in the value of the net assets and the Net Asset Value of the Trust. Further regulations applicable to U.S. banks and
non-U.S.
bank entities operating in the United States with respect to their trading in physical commodities, such as precious metals, may further impact the price of gold in the United States.

The value of the Shares could decline if unanticipated operational or trading problems arise.
There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.
The Trust is exposed to various operational risks.
The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include any act of God or war or terrorism, the breakdown, malfunction or failure of, or in connection with, any communication, computer, transmission, clearing or settlement facilities, industrial action, acts and regulations of any governmental or supra national bodies or authorities, or the rules of any relevant regulatory or self-regulatory organization or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares.
Although it is generally expected that the Trust’s service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.
The Trust relies on the information and technology systems of the Trustee, the Custodian, and the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions, which could affect your personal information or result in a decline in the price of the Shares.
The Custodian, the Trustee and the Sponsor depend upon information technology infrastructure, including network, hardware and software systems, to conduct their business as it relates to the Trust. Their information and technology systems may also be affected by system interruptions or other disruptions as a result of a number of factors including events that are wholly or partially beyond our control, including sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes and hurricanes, pandemics such as
COVID-19,
events arising from local or larger scale political or social matters, including terrorist acts and cybersecurity attacks. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely affect their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.
Any breach of the Trust’s information technology infrastructure or the information technology infrastructure of the Custodian, the Trustee or the Sponsor could compromise customer personal information or result in the halting of Trust operations, the suspension of redemptions, a loss of Trust assets, or damage to the Trust’s reputation and reduce demand for the Shares, all of which could result in a reduction in the price of the Shares.
The Sponsor has no prior experience with a trust the only assets of which are expected to be gold.
None of the Sponsor or its management has experience handling an investment vehicle designed to reflect, at any given time, the performance of the price of gold less the expenses of the Trust’s operations that is its only asset. If this lack of experience adversely affects the operations of the Trust, the value of the Shares may also be adversely affected.
The Sponsor or its affiliates and associates may manage other accounts, funds or trusts, including those that invest in physical gold bullion or other precious metals, and conflicts of interest may occur, which may reduce the value of the net assets of the Trust, the NAV and the trading price of the Shares.
The Sponsor or its affiliates and associates may in the future engage in the promotion, management or investment management of other accounts, funds or trusts that invest primarily in physical gold bullion or other precious metals. Although officers and professional staff of the Sponsor’s management intend to devote as much time to the Trust as is deemed appropriate to perform their duties, the Sponsor’s management may allocate their time and services among the Trust and the other accounts, funds or trusts, and conflicts of interest may occur, which may reduce the value of the net asset of the Trusts, the NAV and the trading price of the Shares.
The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of any investor.
The Trustee and the Sponsor may amend any provisions of the Trust Agreement without the consent of any person, including any investor, provided that any amendment that imposes or increases any fees or charges (other than taxes and other governmental charges, registration fees or other such expenses), or that otherwise prejudices any substantial existing right of the investors, will not become effective as to outstanding Shares until 30 days after notice of such amendment is given to the investors. Notwithstanding the foregoing, the Sponsor may increase or decrease the Sponsor Fee upon three business days’ prior notice being posted on the website of the Trust and upon three business days’ prior notice being given to the Trustee. Every investor, at the time any amendment so becomes effective, will be deemed, by continuing to hold any Shares or an interest therein, to consent and agree to such amendment and to be bound by the Trust Agreement as amended thereby.
Risks Related to Tax
If a U.S. investor who or that is an individual, estate or trust (each referred to in this paragraph and the next two paragraphs as an “individual”) sells or exchanges the Shares held for more than a year in a taxable exchange, any gain recognized on the sale or exchange generally will be subject to federal income tax at a maximum rate of 28% rather than the lower maximum rates applicable to most other long-term capital gains an individual recognizes.
Gains recognized by an individual from the sale of “collectibles,” which term includes gold, held for more than one year are subject to federal income tax at a maximum rate of 28% rather than the lower 20% maximum rate applicable to most other long-term capital gains recognized by individuals.
For these purposes, the gain an individual recognizes on the sale of an interest in a “grantor trust” (such as the Trust) that holds collectibles is treated as a gain recognized on the sale of the collectibles, to the extent the gain is attributable to unrealized appreciation in value of the collectibles. Therefore, any gain recognized by an individual U.S. Investor attributable to a sale or exchange of the Shares held for more than one year in a taxable exchange, or attributable to the Trust’s sale of any gold that the investor is treated (through his, her or its ownership of the Shares) as having held for more than one year, generally will be subject to federal income tax at a maximum rate of 28%. The tax rates for capital gains recognized on the sale of assets held by an individual U.S. Investor for one year or less, or by a taxpayer other than an individual, are generally the same as those at which ordinary income is taxed.

The purchase of the Shares by an IRA or a
Tax-Qualified
Account may constitute the acquisition of a collectible or be treated as a tax distribution to the IRA owner or plan participant under Code section 408(m).
The Trust cannot make any assurances that the purchase of the Shares by an IRA or a
Tax-Qualified
Account will not constitute the acquisition of a collectible or be treated as a taxable distribution to the IRA owner or plan participant under Code section 408(m). In particular, if a redemption of the Shares results in the delivery of gold to an IRA or
Tax-Qualified
Account, it is expected that such distribution would constitute the acquisition of a collectible to the extent provided under that section.
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
Risks Related to the Custody of Gold
Gold owned by the Trust may be subject to loss, damage, destruction, mis-delivery,
theft or restriction on access.
There is a risk that part or all of the Trust’s gold could be lost, damaged, destroyed, mis-delivered
or stolen. Access to the Trust’s gold could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.
The Custodian must at all times maintain adequate insurance coverage with reputable and solvent insurers of international standing with respect to the Custodian’s custodial obligations and the Trust’s gold, and the Custodian will pay and be responsible for all costs, fees and expenses (including any applicable premium and relevant taxes) in relation to the insurance policy or policies. However, none of the Sponsor, the Trustee nor the Trust is a beneficiary of any such insurance. Any loss of gold owned by the Trust that is not recovered will result in a corresponding loss in the Net Asset Value and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on the NYSE Arca.
The gold bullion custody operations of the Custodian are not subject to specific governmental regulatory supervision.
The Custodian is responsible for the safekeeping of the Trust’s gold bullion and also facilitates the transfer of gold bullion into and out of the Trust. Although the Custodian is a market maker, clearer and approved weigher under the rules of the LBMA (which sets out good practices for participants in the bullion market), the LBMA is not an official or governmental regulatory body. Furthermore, although the Custodian is generally regulated in the United Kingdom by the Prudential Regulatory Authority and the Financial Conduct Authority, such regulations do not directly cover the Custodian’s gold bullion custody operations in the United Kingdom. Accordingly, the Trust is dependent on the Custodian to comply with the best practices of the LBMA and to implement satisfactory internal controls for its gold bullion custody operations in order to keep the Trust’s gold bullion secure.

Although the relationship between the Custodian, on the one hand, and the Sponsor and the Trustee, on the other hand, concerning the custody of the Trust’s gold is expressly governed by U.K. law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be frustrated.
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
The Trust will be reliant on the Custodian for the safekeeping of essentially all of the Trust’s gold. The Trustee is not liable for the acts or omissions of the Custodian. The Trustee has no obligation to monitor the activities of the Custodian other than to receive and review reports prepared by the Custodian pursuant to the Custody Agreement. In addition, the ability of the Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreement the Trustee and the Sponsor and any accountants, bullion auditors or other inspectors selected by the Sponsor have only limited rights to access the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. As a result of the above, any failure by the Custodian to exercise due care in the safekeeping of the Trust’s gold may not be detectable or controllable by the Trustee and could result in a loss to the Trust.
Gold held in the Unallocated Account and any Authorized Participant’s unallocated gold account generally will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, the Trust would be an unsecured creditor, and the Custodian’s assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant.
Gold which is part of a deposit for a Purchase Order or part of a redemption distribution will be held for a time in the Unallocated Account and, previously or subsequently, in the Authorized Participant’s unallocated gold account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of gold held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a
Sub-Custodian
fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

The Trust’s lack of insurance protection and the investors’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any
Sub-Custodian
expose the investors to the risk of loss of the Trust’s gold for which no person is liable.
The Trust does not insure its gold. The Custodian maintains insurance on such terms and conditions as it considers appropriate in connection with its custodial obligations under the Custodian Agreement and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, investors cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian Agreement does not require any direct or indirect
Sub-Custodians
to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, investors’ legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, and any
Sub-Custodians
is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Not applicable.

Item 3.	Legal Proceedings.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Shares are listed on the NYSE Arca under the symbol “AAAU” and have been listed since August 15, 2018.
Holders
As of December 31, 2020, there were approximately 79 DTC participating shareholders of record of the Trust.
Dividends
The Trust has never paid any cash dividends on our shares, and it does not anticipate paying cash dividends in the foreseeable future.
Use of Proceeds from Registered Securities
Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 36 Baskets (900,000 Shares) during the fiscal quarter ended December 31, 2020 as set forth in the table below.

Period	Total number of Shares redeemed	Average price per Share
10/1/20 to 10/31/20	0	0
11/1/20 to 11/30/20	0	0
12/1/20 to 12/31/20	900,000	18.55

TOTAL	900,000

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements and notes to the financial statements contained in this Annual Report. Additionally, this MD&A contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the Private Securities Litigation Reform Act of 1995, as amended, which relate to future events or future performance. For a discussion of the forward-looking statements contained herein, please refer to the Cautionary Note Regarding Forward-Looking Statements contained in this Annual Report, which is incorporated by reference herein.
Introduction
The Trust issues shares that represent units of fractional undivided beneficial interest in the Trust. The Trust’s investment objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively managed. The Trust’s fiscal year-end
is December 31.
Investing in the Shares does not insulate the investor from risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding gold price (per 1/100 of an oz. of gold) since inception:

Source: Bloomberg, LBMA Gold Price PM USD versus AAAU NAV Index, August 15, 2018 – December 31, 2020

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
The following is a summary of significant accounting policies followed by the Trust. Please refer to Note 2 to the Financial Statements included elsewhere in this Annual Report for further discussion of our accounting policies.
Valuation of Gold and Computation of Net Asset Value
The Trustee determines the Net Asset Value of the Trust on each day that the NYSE Arca is open for regular trading, as promptly as practical after 4:00 p.m. New York City time. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s Net Asset Value, the Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”). If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold. At December 31, 2020, the LBMA Gold Price AM was utilized.

	Ounces	Fair Value
Beginning balance as of December 31, 2019	115,729.0	$176,255,247
Gold bullion contributed	172,671.1	309,001,462
Gold bullion distributed	(17,930.5)	(32,263,340)
Net realized gain (loss) from gold bullion distributed	–	5,905,756
Transfers of gold to pay expenses	(356.7)	(638,718)
Net realized gain (loss) from gold transferred to pay expenses	–	(28,292)
Change in unrealized appreciation (depreciation) on investment in gold bullion	–	52,578,335

Ending balance as of December 31, 2020	270,112.9	$510,810,450

Under the Custody Agreement, the Custodian has agreed to allow the Sponsor, Trustee and their identified representatives, independent public accountants, and bullion auditors access to its premises during normal business hours to examine the gold held for the Trust and such records in accordance with the terms of the Custody Agreement. To date, the Sponsor has not conducted a vault audit at the Custodian’s premises and has no plans to conduct an on-site
vault audit. However, we expect an audit to be conducted by an independent bullion auditor
at least annually.

Review of Financial Results
For Year Ended December 31, 2020
For the year ended December 31, 2020, 17,325,000 shares (693 Baskets) were created in exchange for 172,671.1 ounces of gold, 1,800,000 shares (72 Baskets) were redeemed in exchange for 17,930.5 ounces of gold, and 356.7 ounces of gold were sold to pay expenses.

At December 31, 2020, the Trust’s NAV per share was at $18.83, compared to $15.19 at December 31, 2019. The increase in NAV per share at year-end
was due to a higher price of gold of $1,891.10 at period end which represented an increase of 24.17% from $1,523.00 at December 31, 2019.
At December 31, 2020, the Custodian held 270,112.9 ounces of gold on behalf of the Trust in its vault, with a market value of $510,810,450 (cost: $430,705,448) based on the LBMA AM Gold Price at period end.
At December 31, 2019, the Prior Custodial Sponsor held 115,729.0 ounces of gold on behalf of the Trust in its vault, with a market value of $176,255,247 (cost: $148,728,580) based on the LBMA AM Gold Price at period end.
The change in net assets from operations for the year-ended December 31, 2020 was $57,798,267, which was due to (i) the Custodial Sponsor Fee of $(657,532) and (ii) a net realized and unrealized gain of $58,455,799 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $28,292, a net realized gain from gold bullion distributed of $5,905,756, and a net change in unrealized appreciation/depreciation on investments in gold bullion of $52,578,335. Other than the Sponsor and Custodial Sponsor Fee, the Trust had no expenses during the year ended December 31, 2020.
The change in net assets from operations for the year-ended December 31, 2019 was $22,359,328, which was due to (i) the Custodial Sponsor Fee of $(240,942) and (ii) a net realized and unrealized gain of $22,600,270 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $1,885 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $22,602,155. Other than the Custodial Sponsor Fee, the Trust had no expenses during the year ended December 31, 2019.
Liquidity and Capital Resources
The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of most of the expenses incurred by the Trust, up to a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% of the average total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any. As such, the only ordinary expense of the Trust during the period covered by this report was the Sponsor Fee. The Sponsor Fee accrues daily based on the prior business day’s NAV and is payable in cash from the Trust Property or the sale of gold in accordance with the Trust Agreement.
The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At December 31, 2020, the Trust did not have any cash balances.
Off-Balance
Sheet Arrangement
As of December 31, 2020, the Trust did not have any
off-balance
sheet arrangements.

Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from January 1, 2020 to December 31, 2020.

Source: Bloomberg, LBMA Gold Price PM USD, January 1, 2020 – December 31, 2020

Daily gold price – January 1, 2020 to December 31, 2020
LBMA PM Gold Price (in USD)
The average, high, low and
end-of-period
gold prices for each quarterly period from January 1, 2020 through December 31, 2020, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
October 1, 2020 to
December 31, 2020	$1,874.23	$1,940.80	Nov. 6, 2020	$1,762.55	Nov. 30,2020	$1,891.10 (2)	Dec. 31, 2020
July 1, 2020 to
September 30, 2020	$1,908.56	$2,067.15	Aug. 6, 2020	$1,771.05	Jul. 1, 2020	$1,886.90	Sep. 30, 2020
April 1, 2020 to
June 30, 2020	$1,711.13	$1,771.60	Jun. 29, 2020	$1,576.55	Apr. 1, 2020	$1,768.10	Jun. 30, 2020
January 1, 2020 to
March 31, 2020	$1,582.80	$1,683.65	Mar. 6, 2020	$1,474.25	Mar. 19, 2020	$1,608.95	Mar. 31, 2020
(1)
  The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)
  December 31, 2020 was the last day of the fiscal year; however, no LBMA PM Gold Price was recorded on that date. Numbers provided are from LBMA AM Gold Price on December 31, 2020, the last price recorded for the fiscal year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Trust is a passive investment vehicle. It is not actively managed. The Trust’s investment objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. Accordingly, fluctuations in the price of gold will affect the value of the Trust’s shares.

Item 8. Financial Statements and Supplementary Data.
Goldman Sachs Physical Gold ETF
Quarterly Statements of Operations
For the years ended
December 31, 2020 and 2019
(Unaudited)

	Three Months ended March 31, 2020	Three Months ended June 30, 2020	Three Months ended September 30, 2020	Three Months ended December 31, 2020	Year ended December 31, 2020
EXPENSES
Custodial Sponsor fee	$(88,744)	$(131,057)	$(212,831)	$(224,900)	$(657,532)

Total expenses	(88,744)	(131,057)	(212,831)	(224,900)	(657,532)

Net investment income (loss)	(88,744)	(131,057)	(212,831)	(224,900)	(657,532)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	919,264	—	(1,024,775)	6,011,267	5,905,756
Net realized gain (loss) on gold transferred to pay expenses	(378)	(1,314)	(786)	(25,814)	(28,292)
Change in unrealized appreciation (depreciation) on investment in gold	8,546,217	25,217,179	24,031,732	(5,216,793)	52,578,335

Net realized and unrealized gain (loss) from operations	9,465,103	25,215,865	23,006,171	768,660	$58,455,799

Net increase in net assets resulting from operations	$9,376,359	$25,084,808	$22,793,340	$543,760	$57,798,267

	Three Months ended March 31, 2019	Three Months ended June 30, 2019	Three Months ended September 30, 2019	Three Months ended December 31, 2019	Year ended December 31, 2019
EXPENSES
Custodial Sponsor fee	$(45,346)	$(50,784)	$(68,564)	$(76,248)	$(240,942)

Total expenses	(45,346)	(50,784)	(68,564)	(76,248)	(240,942)

Net investment income (loss)	(45,346)	(50,784)	(68,564)	(76,248)	(240,942)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold transferred to pay expenses	999	(60)	(108)	(2,716)	(1,885)
Change in unrealized appreciation (depreciation) on investment in gold	1,030,713	10,122,345	7,049,001	4,400,096	22,602,155

Net realized and unrealized gain (loss) from operations	1,031,712	10,122,285	7,048,893	4,397,380	$22,600,270

Net increase in net assets resulting from operations	$986,366	$10,071,501	$6,980,329	$4,321,132	$22,359,328

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the last two fiscal years.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule
13a-15(e),
as of December 31, 2020. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control over Financial Reporting
The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules
13a-15(f)
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
The duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, such duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.
This Annual Report does not include an attestation report of the registrant’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.
Not applicable.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.
The Trust does not have any directors, officers or employees. The following persons, who are officers of the Sponsor, perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them.
Michael Crinieri
, 55, has served as the global head of Exchange Traded Funds within the Sponsor since 2014 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Executive Officer. Prior to this role, he headed the global ETF business in the Securities Division of Goldman Sachs & Co. LLC. Prior to joining the Sponsor, Mr. Crinieri worked for ten years at Morgan Stanley, where he held various positions across ETF trading, marketing and product development.

Joseph DiMaria
, 52, has served as a Managing Director of the Sponsor and has managed the Goldman Sachs Fund Controllers team since 2015 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Financial Officer and Principal Accounting Officer. He currently serves as the principal financial officer, treasurer and principal accounting officer of the Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs ETF Trust, Goldman Sachs MLP and Energy Renaissance Fund and Goldman Sachs Real Estate Diversified Income Fund. In addition, he serves as the interim chief financial officer and interim treasurer for Goldman Sachs BDC, Inc., Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending LLC II. Prior to joining the Sponsor, Mr. DiMaria spent 12 years with Columbia Threadneedle Investments
.

Item 11.	Executive Compensation.
The Trust does not have directors or executive officers. The only ordinary expenses paid by the Trust is the Sponsor Fee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Not applicable.

Item 14.	Principal Accounting Fees and Services.
The table below summarizes the aggregate fees for services performed by PricewaterhouseCoopers LLP, as applicable, for the year ended December 31, 2020:

2020
Audit fees	$80,000
Audit-related fees	—

Total	$80,000

The table below summarizes the aggregate fees for services performed by KPMG LLP, as applicable, for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	2020	2019
Audit fees	$70,500	$86,000
Audit-related fees	—	—

Total	$70,500	$86,000

In the tables above, in accordance with the SEC’s definitions and rules, Audit fees are fees paid to accountants for professional services for the audit of the Trust’s financial statements included in the Form
10-K
and review of financial statements included in the Forms
10-Q,
and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approved
Policies and Procedures
As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no audit committee or pre-approval
policy with respect to fees paid to its principal accounting firm. Such determinations are made by the Sponsor.
PART IV.

Item 15.	Exhibits and Financial Statements Schedules
Financial Statements
See Index to Financial Statements on Page
F-1
for a list of the financial statements being filed herein.
Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.
Exhibits
The following documents are filed herewith or incorporated herein and made a part of this Annual Report on Form
10-K:
EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

4.5*	Description of the Shares of Goldman Sachs Physical Gold ETF Shares

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of KPMG LLP

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020

Exhibit No.	Exhibit Description

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020

99.1	Marketing Agent Services Agreement (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 14, 2020)

99.2	License Agreement (incorporated by reference from Exhibit 99.3 to the Form 8-K filed on December 14, 2020)

99.3	Amendment to License Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed on December 14, 2020)

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned*, thereunto duly authorized.

GOLDMAN SACHS ASSET MANAGEMENT, L.P. Sponsor of Goldman Sachs Physical Gold ETF

By:	/s/ Michael Crinieri
Michael Crinieri Global Head of Exchange Traded Funds (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Michael Crinieri Michael Crinieri	Global Head of Exchange Traded Funds (Principal Executive Officer)	March 26, 2021

By:	/s/ Joseph DiMaria Joseph DiMaria	Managing Director (Principal Financial and Accounting Officer)	March 26, 2021

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.

GOLDMAN SACHS PHYSICAL GOLD ETF
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm
To the
Sponsor and Shareholders of Goldman Sachs Physical Gold ETF
Opinion on the Financial Statements
We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of the Goldman Sachs Physical Gold ETF
(the “Trust”) as of December 31, 2020, and the related statements of operations and changes in net assets for the year then ended, including the related notes, and the financial highlights for the year ended December 31, 2020 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2020, and the results of its operations, changes in its net assets, and the financial highlights for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 26, 2021
We have served as the Trust’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Directors of Exchange Traded Concepts, LLC, as the Administrative Sponsor, the Audit Committee Established, and Shareholders of Perth Mint Physical Gold ETF:
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities of Perth Mint Physical Gold ETF (the Trust), including the schedules of investments, as of December 31, 2019, the related statements of operations and changes in net assets for the year ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for the year ended December 31, 2019. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2019, the results of its operations, the changes in its net assets and the financial highlights for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ KPMG LLP
We served as the Trust’s auditor from 2018 to 2020.
Columbus, Ohio
March 13, 2020

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	December 31, 2020	December 31, 2019
Assets
Investment in gold, at fair value (cost $430,705,448 and $148,728,580, respectively)	$510,810,450	$176,255,247

Total assets	510,810,450	176,255,247

Liabilities
Sponsor fee payable	45,219	26,405

Total liabilities	45,219	26,405

Net Assets	$510,765,231	$176,228,842

Shares issued and outstanding (unlimited number of shares authorized, no par value)	27,125,000	11,600,000
Net asset value per Share	$18.83	$15.19
See notes to financial statements.

F-
4

Goldman Sachs Physical Gold ETF
Schedules of Investments

December 31, 2020
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	270,112.9	$430,705,448	$510,810,450	100.01%

Total Investments		$430,705,448	$510,810,450	100.01%
Liabilities in excess of other assets			(45,219)	(0.01)%

Net Assets			$510,765,231	100.00%

December 31, 2019
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	115,729.0	$148,728,580	$176,255,247	100.01%

Total Investments		$148,728,580	$176,255,247	100.01%
Liabilities in excess of other assets			(26,405)	(0.01)%

Net Assets			$176,228,842	100.00%

See notes to financial statements.

F- 5

Goldman Sachs Physical Gold ETF
Statements of Operations

	For the year ended December 31, 2020	For the year ended December 31, 2019
Expenses
Sponsor fee	$(657,532)	$(240,942)

Total expenses	(657,532)	(240,942)

Net investment loss	(657,532)	(240,942)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	5,905,756	–
Net realized gain (loss) on gold transferred to pay expenses	(28,292)	(1,885)

Net realized gain (loss)	5,877,464	(1,885)

Net change in unrealized appreciation (depreciation) on investment in gold	52,578,335	22,602,155

Net realized and unrealized gain (loss) from operations	58,455,799	22,600,270

Net Income	$57,798,267	$22,359,328

Net income per share	$2.85	$2.37

Average number of shares	20,250,615	9,445,753

See notes to financial statements.

F- 6

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	For the year ended December 31, 2020	For the year ended December 31, 2019
Net Assets, beginning of period	$176,228,842	$89,013,610

Creations	309,001,462	64,855,904
Redemptions	(32,263,340)	–

Net creations (redemptions)	276,738,122	64,855,904

Net investment loss	(657,532)	(240,942)
Net realized gain (loss)	5,877,464	(1,885)
Net change in unrealized appreciation investments in gold	52,578,335	22,602,155

Net Assets, end of period	$510,765,231	$176,228,842

See notes to financial statements.

F- 7

Goldman Sachs Physical Gold ETF
Financial Highlights

	For the year ended December 31, 2020	For the year ended December 31, 2019
Per Share Performance (for a share outstanding throughout each year)
Net asset value per share, beginning of year	$15.19	$12.81
Net investment loss ( a )	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	3.67	2.41
Change in net assets from operations	3.64	2.38
Net asset value per share, end of year	$18.83	$15.19
Market value per share, beginning of year	$15.14	$12.82
Market value per share, end of year	$18.94	$15.14
Total Return, at net asset value ( b )	23.95%	18.62%
Total Return, at market value ( b )	25.10%	18.10%
Net assets ($000’s)	$510,765	$176,229
Ratios to average net assets
Net investment loss	(0.18)%	(0.18)%
Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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

See notes to financial statements.

F- 8

Goldman Sachs Physical Gold ETF
Notes to Financial Statements

1. ORGANIZATION
Goldman Sachs Physical Gold ETF (the “Trust”) is organized as a New York trust. The Trust is governed by the provisions of the First Amended and Restated Depositary Trust Agreement (as amended from time to time, the “Trust Agreement”) executed after the close of business on December 11, 2020 by Goldman Sachs Asset Management, L.P. (the “Sponsor”) and The Bank of New York Mellon (the “Trustee”). The Trust issues Goldman Sachs Physical Gold ETF Shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust.
The Sponsor of the Trust is Goldman Sachs Asset Management, L.P., a Delaware limited partnership. Goldman Sachs Asset Management, L.P. is an indirect, wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group Inc.”) and an affiliate of Goldman Sachs & Co. LLC.
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. JPMorgan Chase Bank, N.A. (the “Custodian”) serves as the Custodian for the Trust’s gold bullion. The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust.
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee.
Prior to December 14, 2020, Gold Corporation (the “Prior Custodial Sponsor”) and Exchange Traded Concepts, LLC (the “Prior Administrative Sponsor” and, together with the Prior Custodial Sponsor, the “Prior Sponsors”) were the sponsors of the Trust. The Prior Custodial Sponsor performed assaying of gold and other services relating to the safe custody of gold held by the Trust. Apart from its service as Prior Custodial Sponsor, and pursuant to separate custodial agreements with the Trustee (defined below), Gold Corporation was responsible for holding the Trust’s gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Prior Administrative Sponsor generally oversaw the performance of the Trustee and the Trust’s principal service providers.
Gold Corporation, trading as the Perth Mint, is a Western Australian Government-owned statutory body corporate established under the Gold Corporation Act 1987 (Western Australia) (the “Gold Corporation Act”). Under section 22 of the Gold Corporation Act, the payment of the cash equivalent of gold due, payable and deliverable by the Prior Custodial Sponsor under the Gold Corporation Act (including gold held by the Prior Custodial Sponsor for the benefit of the Trust) was guaranteed by the Treasurer of Western Australia, in the name and on behalf of the Crown in right of the State of Western Australia (the “Government Guarantee”). The Government Guarantee was subject to the claims-paying ability of the Government of Western Australia.
Virtu Financial BD LLC was the initial Authorized Participant and contributed 1,000 ounces of gold in exchange for 100,000 shares on July 24, 2018. At contribution, the value of the gold deposited with the Trust was based on the price of an ounce of gold of $1,228.35. The Trust commenced operations on July 26, 2018.
The Trust’s investment objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively-managed. The shares trade on the NYSE Arca Marketplace (“NYSE Arca”) under the symbol “AAAU.”
The Trust’s fiscal
year-end
is December 31.

F- 9

2. SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
The following is a summary of significant accounting policies followed by the Trust.
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
On each business day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York City time, the Trustee will value the gold held by the Trust and will determine the Net Asset Value of the Trust. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. All gold is valued based on its fine ounce content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 fine ounces of unallocated gold the Trust may hold is calculated by multiplying the number of fine ounces with the price of gold determined by the Trustee. The Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”). If no LBMA Gold Price PM is available for the day, the Trustee will value the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold.
U.S. GAAP defines the fair value of a financial instrument as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price); the Trust’s policy is to use the market approach. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The levels used for classifying investments are not

F-
10

necessarily an indication of the risk associated with investing in these investments. The three levels of the fair value hierarchy are described below:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active or financial instruments for which significant inputs are observable (including, but not limited to, quoted prices for similar investments, interest rates, foreign exchange rates, volatility and credit spreads), either directly or indirectly;
Level 3: Prices or valuations that require significant unobservable inputs (including Sponsor’s assumptions in determining fair value measurement).
The Trustee categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.
2.3. Expenses, Realized Gains and Losses
The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee accrues daily based on the prior business day’s Net Asset Value and is payable in cash from the Trust Property or the sale of gold in accordance with the Trust Agreement. With respect to the fees payable to the Prior Sponsors, which were payable in gold, such fees were subsequently measured at the fair value of gold accrued with any gain or loss recorded in the Statements of Operations. Realized gains and losses result from the transfer of gold for share redemptions and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred. The cost of gold is determined using the specific identification method.
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
Orders to create or redeem Baskets may be placed only by Authorized Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Administrative Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee.
Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to affect any sale or resale of shares.

F-
11

Changes in the shares during the years ended
December
31, 2020 and 2019 are:

	December 31, 2020	December 31, 2019
Beginning Share Balance	11,600,000	6,950,000
Creations (representing 693 and 186 baskets, respectively)	17,325,000	4,650,000
Redemptions (representing 72 and – baskets, respectively)	(1,800,000)	–

Ending Share Balance	27,125,000	11,600,000
2.6. Organizational Costs
The costs of the Trust’s organization were borne directly by the Prior Custodial Sponsor. The Trust is not obligated to reimburse the Prior Custodial Sponsor for these costs.
2.7. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2020 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the years ended December 31, 2020 and 2019:

	Amount in ounces	Amount in US$
Balance at December 31, 2019	115,729.0	$176,255,247
Creations	172,671.1	309,001,462
Redemptions	(17,930.5)	(32,263,340)
Net realized gain (loss) from gold bullion distributed for redemptions	–	5,905,756
Transfer of gold to pay expenses	(356.7)	(638,718)
Net realized gain (loss) from gold transferred to pay expenses	–	(28,292)
Change in unrealized appreciation (depreciation) on investment in gold	–	52,578,335

Balance at December 31, 2020	270,112.9	$510,810,450

	Amount in ounces	Amount in US$
Balance at December 31, 2018	69,462.3	$89,026,308
Creations	46,429.2	64,855,904
Redemptions	–	–
Transfer of gold to pay expenses	(162.5)	(229,120)
Change in unrealized appreciation (depreciation) on investment in gold	–	22,602,155
Balance at December 31, 2019	115,729.0	$176,255,247

F-
12

4. RELATED PARTIES –SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap: fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the Unallocated Account and the first two audits of the Physical Gold held in the Allocated Account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust).

The Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), the Trustee’s expenses not reimbursed by the Sponsor pursuant to the Trust Agreement, indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the Trust, and otherwise as set forth in the Trust Agreement. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust. The Sponsor’s fee is payable at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior business day’s Net Asset Value and paid in cash monthly in arrears.

The Fee Cap is a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any.
From time to time, the Sponsor may waive all or a portion of the Sponsor Fee at its discretion. The Sponsor is under no obligation to continue a waiver after the end of a stated period, and, if such waiver is not continued, the Sponsor Fee will thereafter be paid in full. Presently, the Sponsor does not intend to waive any of its fees.
Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Trust shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.
5. CONCENTRATION OF RISK
The Trust’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.
6. INDEMNIFICATION
The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders, agents and affiliates (as defined under the Securities Act of 1933, as amended) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee’s indemnification obligations under these agreements), or otherwise by reason of the Trustee’s acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful

F-
13

malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of this Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services the Custodian may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of the sentence preceding the prior sentence applied. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.
The Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Sponsor in furtherance of the administration of the Trust (including Authorized Participant Agreements to which the Sponsor is a party, including the Sponsor’s indemnification obligations thereunder) or any actions taken in accordance with the provisions of the Trust Agreement, to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement, or any such other agreement or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement, or any such other agreement. The Sponsor and its members, managers, directors, officers, employees, agents and affiliates shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services the Custodian may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of this paragraph applied.
In addition, the Trustee or the Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Trustee or the Sponsor, as the case may be, shall be entitled to reimbursement by the Trust. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

F-
14