Form 10-Q
period 2021-03-31
Goldman Sachs Physical Gold ETF
filed 2021-05-07
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021.
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
240 Greenwich Street, 8th Floor
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
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had 19,425,000 outstanding shares as of May
3
, 2021.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Investment in gold, at fair value (cost $331,737,271 and $430,705,448, respectively)	$321,933,965	$510,810,450

Total assets	321,933,965	510,810,450

Liabilities
Sponsor fee payable	50,103	45,219

Total liabilities	50,103	45,219

Net Assets	$321,883,862	$510,765,231

Shares issued and outstanding (unlimited number of shares authorized, no par value)	19,125,000	27,125,000
Net asset value per Share	$16.83	$18.83
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

March 31, 2021 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	190,375.2	$331,737,271	$321,933,965	100.02%

Total Investments		$331,737,271	$321,933,965	100.02%
Liabilities in excess of other assets			(50,103)	(0.02)%

Net Assets			$321,883,862	100.00%

December 31, 2020
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	270,112.9	$430,705,448	$510,810,450	100.01%

Total Investments		$430,705,448	$510,810,450	100.01%
Liabilities in excess of other assets			(45,219)	(0.01)%

Net Assets			$510,765,231	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three months ended March 31, 2021 (unaudited)	Three months ended March 31, 2020 (unaudited)
Expenses
Sponsor fee	$(171,799)	$(88,744)

Total expenses	(171,799)	(88,744)

Net investment (loss)	(171,799)	(88,744)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	47,462,394	919,264
Net realized gain (loss) on gold transferred to pay expenses	(17,064)	(378)

Net realized gain (loss)	47,445,330	918,886

Net change in unrealized appreciation (depreciation) on investment in gold	(89,908,308)	8,546,217

Net realized and unrealized gain (loss) from operations	(42,462,978)	9,465,103

Net Income (Loss)	$(42,634,777)	$9,376,359

Net income (loss) per share	$(1.98)	$0.76

Average number of shares	21,503,889	12,406,044

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three months ended March 31, 2021 (unaudited)	Three months ended March 31, 2020 (unaudited)
Net Assets, beginning of period	$510,765,231	$176,228,842

Creations	—	41,031,232
Redemptions	(146,246,592)	(4,450,340)

Net creations (redemptions)	(146,246,592)	36,580,892

Net investment loss	(171,799)	(88,744)
Net realized gain	47,445,330	918,886
Net change in unrealized appreciation (depreciation) on investments in gold	(89,908,308)	8,546,217

Net Assets, end of period	$321,883,862	$222,186,093

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three months ended March 31, 2021 (Unaudited)	Three months ended March 31, 2020 (Unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$18.83	$15.19
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	(1.99)	0.86

Change in net assets from operations	(2.00)	0.85

Net asset value per share, end of period	$16.83	$16.04

Market value per share, beginning of period	$18.94	$15.14

Market value per share, end of period	$16.99	$15.70

Total Return, at net asset value (b)	(10.62)%	5.60%
Total Return, at market value (b)	(10.30)%	3.70%
Net assets ($000’s)	$321,884	$222,186
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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

(c)	Annualized.
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Notes to Unaudited Financial Statements
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

2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
U.S. GAAP defines the fair value of a financial instrument as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price); the Trust’s policy is to use the market approach. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these investments. The three levels of the fair value hierarchy are described below:
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
Orders to create or redeem Baskets may be placed only by Authorized Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee.
Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to affect any sale or resale of shares.
Changes in the shares during the three months ended March 31, 2021 and 2020
are:

	March 31, 2021	March 31, 2020
Beginning Share Balance	27,125,000	11,600,000
Creations (representing 0 and 102 baskets , respectively )	0	2,550,000
Redemptions (representing 320 and 12 baskets , respectively )	(8,000,000)	(300,000)

Ending Share Balance	19,125,000	13,850,000
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended March 31, 2021:

	Amount in ounces	Amount in US$
Balance at December 31, 2020	270,112.9	$510,810,450
Creations	—	—
Redemptions	(79,647.1)	(146,246,592)
Net realized gain (loss) from gold bullion distributed for redemptions	—	47,462,394
Transfer of gold to pay expenses	(90.6)	(166,915)
Net realized gain (loss) from gold transferred to pay expenses	—	(17,064)
Change in unrealized appreciation (depreciation) on investment in gold	—	(89,908,308)

Balance at March 31, 2021	190,375.2	$321,933,965

4. RELATED PARTIES –SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap: fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the NYSE Arca; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the Unallocated Account and the first two audits of the Physical Gold held in the Allocated Account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust). The Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), the Trustee’s expenses not reimbursed by the Sponsor pursuant to the Trust Agreement, indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the Trust, and otherwise as set forth in the Trust Agreement. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust. The Sponsor Fee is payable at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior business day’s Net Asset Value and paid in cash monthly in arrears. The Fee Cap is a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any.
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
for the year ended December 31, 2020 (the “2020 Form
10-K”);
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2020 Form
10-K;
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

Results of Operations
Three Months Ended March 31, 2021 and 2020
For the three months ended March 31, 2021, 8,000,000 shares (320 Baskets) were redeemed in exchange for 79,647.1 ounces of gold, and 90.6 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $16.83, due to a lower price of gold of $1,691.05 at period end which represented a decrease of (10.6%) from $1,891.10 at December 31, 2020.
The change in net assets from operations for the three months ended March 31, 2021 was $(42,634,777), which was due to (i) the Sponsor Fee of $(171,799) and (ii) a net realized and unrealized loss of $(42,462,978) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $47,462,394, from a net realized loss on gold transferred to pay expenses of $(17,064) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(89,908,308). Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2021.
At March 31, 2021, the Custodian held 190,375.2 ounces of gold on behalf of the Trust in its vault, with a market value of $321,933,965 (cost: $331,737,271) based on the LBMA PM Gold Price at period end.
For the three months ended March 31, 2020, 2,550,000 shares (102 Baskets) were created in exchange for 21,440.8 ounces of gold, and 52.7 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $16.04, due to a higher price of gold of $1,608.95 at period end which represented an increase of 5.6% from $1,523.00 at December 31, 2019.
The change in net assets from operations for the three months ended March 31, 2020 was $9,376,359, which was due to (i) the fee paid to the Prior Custodial Sponsor of $(88,744) and (ii) a net realized and unrealized gain of $9,465,103 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $919,264, from a net realized loss on gold transferred to pay expenses of $(379) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $8,546,217. Other than the fee paid to the Prior Custodial Sponsor, the Trust had no expenses during the three months ended March 31, 2020.
At March 31, 2020, the Prior Custodial Sponsor held 134,125.6 ounces of gold on behalf of the Trust in its vault, with a market value of $215,801,371 (cost: $179,728,487) based on the LBMA PM Gold Price at period end.
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
The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At March 31, 2021 and 2020, the Trust did not have any cash balances.
Off-Balance
Sheet Arrangement
At March 31,2021 and 2020, the Trust did not have any
off-balance
sheet arrangements.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2020 to March 31, 2021.

Source: Bloomberg, LBMA Gold Price PM USD, December 30, 2020 – March 31, 2021
The average, high, low and
end-of-period
gold prices for each quarterly period from April 1, 2020 through March 31, 2021, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day (1)
January 1, 2021 to March 31, 2021	$1,795.47	$1,943.20	Jan. 4, 2021	$1,683.95	Mar. 30, 2021	$1,691.05		Mar. 31, 2021
October 1, 2020 to December 31, 2020	$1,874.23	$1,940.80	Nov. 6, 2020	$1,762.55	Nov. 30,2020	$1,891.10	(2)	Dec. 31, 2020
July 1, 2020 to September 30, 2020	$1,908.56	$2,067.15	Aug. 6, 2020	$1,771.05	Jul. 1, 2020	$1,886.90		Sep. 30, 2020
April 1, 2020 to June 30, 2020	$1,711.13	$1,771.60	Jun. 29, 2020	$1,576.55	Apr. 1, 2020	$1,768.10		Jun. 30, 2020

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)
The last business day of the period was December 31, 2020; however, no LBMA PM Gold Price was recorded on that date. Numbers provided are from LBMA AM Gold Price on December 31, 2020, the last price recorded for the period.

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
as of March 31, 2021. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.
Part II. OTHER INFORMATION.
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the 2020 Form
10-K
should be carefully considered. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the 2020 Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 320 Baskets (8,000,000 Shares) during the fiscal quarter ended March 31, 2021 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/21 to 1/31/21	6,800,000	$18.37
2/1/21 to 2/28/21	1,200,000	$17.76
3/1/21 to 3/31/21	0	$0

Total	8,000,000

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

31.1	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020

31.2	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.
GOLDMAN SACHS ASSET MANAGEMENT, L.P.
Sponsor of Goldman Sachs Physical Gold ETF

By:	/s/ Michael Crinieri*
Michael Crinieri
Global Head of Exchange Traded Funds
(Principal Executive Officer)

By:	/s/ Joseph DiMaria*
Joseph DiMaria
Managing Director
(Principal Financial and Accounting Officer)
Date:
May 7, 2021

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.