Form 10-Q
period 2021-09-30
Goldman Sachs Physical Gold ETF
filed 2021-11-05
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2021.
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
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant
had 23,450,000 outstanding
shares as of November 1, 2021.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Investment in gold, at fair value (cost $400,109,939 and $430,705,448, respectively)	$397,782,021	$510,810,450

Total assets	397,782,021	510,810,450

Liabilities
Sponsor fee payable	57,342	45,219

Total liabilities	57,342	45,219

Net Assets	$397,724,679	$510,765,231

Shares issued and outstanding ( unlimited number of shares authorized, no par value)	22,950,000	27,125,000
Net asset value per Share	$17.33	$18.83
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

September 30, 2021 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	228,243.1	$400,109,939	$397,782,021	100.01%

Total Investments		$400,109,939	$397,782,021	100.01%
Liabilities in excess of other assets			(57,342)	(0.01)%

Net Assets			$397,724,679	100.00%

December 31, 2020
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	270,112.9	$430,705,448	$510,810,450	100.01%

Total Investments		$430,705,448	$510,810,450	100.01%
Liabilities in excess of other assets			(45,219)	(0.01)%

Net Assets			$510,765,231	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)	Nine Months Ended September 30, 2021 (unaudited)	Nine Months Ended September 30, 2020 (unaudited)
Expenses
Sponsor fee	$(172,760)	$(212,831)	$(503,341)	$(432,632)

Total expenses	(172,760)	(212,831)	(503,341)	(432,632)

Net investment (loss)	(172,760)	(212,831)	(503,341)	(432,632)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	—	(1,024,775)	47,462,394	(105,511)
Net realized gain (loss) on gold transferred to pay expenses	(2,352)	(786)	(38,462)	(2,478)

Net realized gain (loss)	(2,352)	(1,025,561)	47,423,932	(107,989)

Net change in unrealized appreciation (depreciation) on investment in gold	(4,914,001)	24,031,732	(82,432,920)	57,795,128

Net realized and unrealized gain (loss) from operations	(4,916,353)	23,006,171	(35,008,988)	57,687,139

Net Income (Loss)	$(5,089,113)	$22,793,340	$(35,512,329)	$57,254,507

Net income (loss) per share	$(0.24)	$0.93	$(1.70)	$3.19

Average number of shares	21,397,826	24,385,326	20,841,850	17,922,719

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)	Nine Months Ended September 30, 2021 (unaudited)	Nine Months Ended September 30, 2020 (unaudited)
Net Assets, beginning of period	$364,839,059	$365,200,439	$510,765,231	$176,228,842

Creations	37,974,733	110,426,972	68,718,369	269,387,742
Redemptions	—	(11,115,625)	(146,246,592)	(15,565,965)

Net creations (redemptions)	37,974,733	99,311,347	(77,528,223)	253,821,777

Net investment loss	(172,760)	(212,831)	(503,341)	(432,632)
Net realized gain (loss)	(2,352)	(1,025,561)	47,423,932	(107,989)
Net change in unrealized appreciation (depreciation) on investments in gold	(4,914,001)	24,031,732	(82,432,920)	57,795,128

Net Assets, end of period	$397,724,679	$487,305,126	$397,724,679	$487,305,126

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)	Nine Months Ended September 30, 2021 (unaudited)	Nine Months Ended September 30, 2020 (unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$17.54	$17.62	$18.83	$15.19
Net investment loss (a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(0.20)	1.19	(1.48)	3.63

Change in net assets from operations	(0.21)	1.18	(1.50)	3.61

Net asset value per share, end of period	$17.33	$18.80	$17.33	$18.80

Market value per share, beginning of period	$17.60	$17.76	$18.94	$15.14

Market value per share, end of period	$17.46	$18.79	$17.46	$18.79

Total Return, at net asset value (b)	(1.20)%	6.67%	(7.97)%	23.73%
Total Return, at market value (b)	(0.80)%	5.80%	(7.81)%	24.11%
Net assets ($000’s)	$397,725	$487,305	$397,725	$487,305
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
(b)
Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period and redemption of Shares at the market value on the last day of the period. Total returns for periods less than one full year
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
Changes in the shares during the three months ended September 30, 2021 and 2020 are:

	September 30, 2021	September 30, 2020
Beginning Share Balance	20,800,000	20,725,000
Creations (representing 86 and 232 baskets, respectively)	2,150,000	5,800,000
Redemptions (representing – and 24 baskets, respectively)	—	(600,000)

Ending Share Balance	22,950,000	25,925,000
Changes in the shares during the nine months ended September 30, 2021 and 2020 are:

	September 30, 2021	September 30, 2020
Beginning Share Balance	27,125,000	11,600,000
Creations (representing 153 and 609 baskets, respectively)	3,825,000	15,225,000
Redemptions (representing 320 and 36 baskets, respectively)	(8,000,000)	(900,000)

Ending Share Balance	22,950,000	25,925,000
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended September 30, 2021:

	Amount in ounces	Amount in US$
Balance at June 30, 2021	204,468.6	$360,508,873
Creations	23,869.0	42,359,818
Redemptions	—	—
Net realized gain (loss) from gold bullion distributed for redemptions	—	—
Transfer of gold to pay expenses	(94.5)	(170,317)
Net realized gain (loss) from gold transferred to pay expenses	—	(2,352)
Change in unrealized appreciation (depreciation) on investment in gold	—	(4,914,001)

Balance at September 30, 2021	228,243.1	$397,782,021
The following represents the changes in ounces of gold and the respective fair value during the nine months ended September 30, 2021:

	Amount in ounces	Amount in US$
Balance at December 31, 2020	270,112.9	$510,810,450
Creations	38,047.6	68,718,369
Redemptions	(79,647.1)	(146,246,592)
Net realized gain (loss) from gold bullion distributed for redemptions	—	47,462,394
Transfer of gold to pay expenses	(270.3)	(491,218)
Net realized gain (loss) from gold transferred to pay expenses	—	(38,462)
Change in unrealized appreciation (depreciation) on investment in gold	—	(82,432,920)

Balance at September 30, 2021	228,243.1	$397,782,021
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
Results of Operations
Three and Nine Months Ended September 30, 2021 and 2020
For the three months ended September 30, 2021, 2,150,000 shares (86 Baskets) were created in exchange for 23,869.0 ounces of gold, and 94.5 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2021, 3,825,000 shares (153 Baskets) were created in exchange for 38,047.6 ounces of gold, and 270.3 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $17.33 compared to $17.54 at June 30, 2021 and $18.83 at December 31, 2020. The change in the NAV per share was due to a change in the price of gold to $1,742.80 at period end, which represented a decrease of (1.15)% from $1,763.15 at June 30, 2021 and a decrease of (7.84)% from $1,891.10 at December 31, 2020.
At September 30, 2021, the Custodian held 228,243.1 ounces of gold on behalf of the Trust in its vault, with a market value of $397,782,021 (cost: $400,109,939) based on the LBMA PM Gold Price at period end.
At September 30, 2020, the Prior Custodial Sponsor held 258,295.7 ounces of gold on behalf of the Trust in its vault, with a market value of $487,378,111 (cost: $402,056,316) based on the LBMA PM Gold Price at period end.
The change in net assets from operations for the three months ended September 30, 2021 was $(5,089,113), which was due to (i) the Sponsor Fee of $(172,760) and (ii) a net realized and unrealized loss of $(4,916,353) from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(2,352) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(4,914,001). Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2021.
The change in net assets from operations for the three months ended
September 30, 2020 was $22,793,340, which was due to (i) the fee paid to the Prior Custodial Sponsor of $(212,831) and (ii) a net realized and unrealized gain of $23,006,171 from operations, which in turn resulted from a net realized loss on gold distributed for r edemptions of $(1,024,775), a net realized loss on gold transferred to pay expenses of $(786) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $24,031,732. Other than the fee paid to the Prior Custodial Sponsor, the Trust had no expenses during the three months ended September 30, 2020
.
The change in net assets from operations for the nine months ended September 30, 2021 was $(35,512,329), which was due to (i) the Sponsor Fee of $(503,341) and (ii) a net realized and unrealized loss of $(35,008,988) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $47,462,394, a net realized loss on gold transferred to pay expenses of $(38,462) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(82,432,920). Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2021.

The change in net assets
from operations for the nine months ended September 30, 2020 was $57,254,507, which was due to (i) the fee paid to the Prior Custodial Sponsor of $(432,632) and (ii) a net realized and unrealized gain of $57,687,139 from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of $(105,511), a net realized loss on gold transferred to pay expenses of $(2,478) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $57,795,128. Other than the fee paid to the Prior Custodial Sponsor, the Trust had no expenses during the nine months ended
September 30, 2020.
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
The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At September 30, 2021 and 2020, the Trust did not have any cash balances.
Off-Balance
Sheet Arrangement
At September 30, 2021 and 2020, the Trust did not have any
off-balance
sheet arrangements.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2020 to September 30, 2021.

Source: Bloomberg, LBMA Gold Price PM USD, December 30, 2020 – September 30, 2021

The average, high, low and
end-of-period
gold prices for each quarterly period from July 1, 2020 through September 30, 2021, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day (1)
July 1, 2021 to September 30, 2021	$1,789.52	$1,829.30	July 29, 2021	$1,723.35	Aug. 10, 2021	$1,742.80		Sep. 30, 2021
April 1, 2021 to June 30, 2021	$1,816.48	$1,902.75	June 2, 2021	$1,726.05	Apr. 1, 2021	$1,763.15		Jun. 30, 2021
January 1, 2021 to March 31, 2021	$1,795.47	$1,943.20	Jan. 4, 2021	$1,683.95	Mar. 30, 2021	$1,691.05		Mar. 31, 2021
October 1, 2020 to December 31, 2020	$1,874.23	$1,940.80	Nov. 6, 2020	$1,762.55	Nov. 30,2020	$1,891.10	(2)	Dec. 31, 2020

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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
as of September 30, 2021. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust did not redeem any Baskets during the fiscal quarter ended September 30, 2021 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/21 to 7/31/21	—	$—
8/1/21 to 8/31/21	—	$—
9/1/21 to 9/30/21	—	$—

Total	—

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
Date: November 5, 2021

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.