Form 10-K
period 2021-12-31
Goldman Sachs Physical Gold ETF
filed 2022-03-07
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021 .
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
(212)
635-6314
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Goldman Sachs Physical Gold ETF	AAAU	Cboe BZX Exchange, Inc.
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
of the Exchange Act.).    ☐  Yes    ☒  No
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates
of the registrant was $360,508,873, based upon the last reported sales price for such date on the NYSE Arca, Inc.
The registrant had 23,450,000 outstanding shares as of December 31, 2021.
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

“Cboe BZX Exchange” – Cboe BZX Exchange, Inc.
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
“ERISA” – The Employee Retirement Income Security Act of 1974, as amended.
“Exchange” – Cboe BZX Exchange, the exchange on which the Shares are principally traded, or such other exchange or securities market as may be specified from time to time by the Sponsor.
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
The Shares, known as Goldman Sachs Physical Gold ETF Shares, provide investors with the opportunity to access the gold market through a traditional brokerage account. The Shares are issued by the Trust only in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from Authorized Participants, which is then allocated to the Trust and stored by the Custodian. The Trust may redeem Baskets in exchange for the amount of gold corresponding to the Basket’s redemption value. The Trust issues and redeems Baskets on an ongoing basis at Net Asset Value to Authorized Participants who have entered into a contract with the Sponsor and the Trustee. Except when aggregated in Baskets, the Shares are not redeemable securities. Baskets are only redeemable by Authorized Participants. The value of gold will be reported on the Trust’s website daily. Individual Shares will not be redeemed by the Trust but are listed and trade on the Cboe BZX Exchange under the symbol “AAAU.” Effective February 3, 2022, the listing of the Trust was transferred from NYSE Arca to Cboe BZX Exchange.
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
Trust Expenses
The Trust’s only ordinary recurring expense is the remuneration due to the Sponsor of 0.18% of the Net Asset Value of the Trust. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap: fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the Exchange; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the Unallocated Account and the first two audits of the Physical Gold held in the Allocated Account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust).

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
Valuation of Gold and Computation of Net Asset Value
On each business day that the Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. New York City time, the Trustee values the gold held by the Trust and determines the Net Asset Value of the Trust, as described below.
The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. The reserve account, if established, will be a separate non-interest
bearing account with the Trustee or such other banking institution specified by the Sponsor, or if the Sponsor fails so to specify, as selected by the Trustee, in the name, and for the benefit, of the Trust, subject only to draft or order by the Trustee acting pursuant to the terms of the Trust Agreement. The Trustee will hold in such account all cash that it has credited to such account to reflect the reserves for taxes or other governmental charges and other contingent liabilities payable out of the Trust that the Trustee has determined from time to time to be required by GAAP. The Trustee also determines the Net Asset Value per Share by dividing the Net Asset Value of the Trust by the number of the Shares outstanding as of the close of trading on the Exchange (which includes the net number of any Shares deemed created or redeemed on such evaluation day).
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
Termination of the Trust
The Trustee will notify investors at least 30 days before the date for termination of the Trust Agreement and the Trust if any of the following occurs:

•	the Trustee is notified that the Shares are delisted from the Exchange and are not approved for listing on another national securities exchange within five business days of their delisting;

•	investors acting in respect of at least 75% of the outstanding Shares notify the Trustee that they elect to terminate the Trust;

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
Investors may obtain gold pricing information based on the spot price for a Fine Ounce from various financial information service providers. Current spot prices also are generally available with bid/ask spreads from gold bullion dealers. In addition, the Trust’s website provides pricing information for gold spot prices and the Shares. Market prices for the Shares are available from a variety of sources including brokerage firms, information websites and other information service providers. The Net Asset Value of the Trust is published by the Sponsor on each day that the Exchange is open for regular trading and will be posted on the Trust’s website.
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
THE SPONSOR
Goldman Sachs Asset Management, L.P., a Delaware limited partnership, is the Sponsor of the Trust. Goldman Sachs Asset Management, L.P. has been registered as an investment adviser with the Securities and Exchange Commission since 1990 and is an indirect, wholly-owned subsidiary of GS Group Inc. and affiliate of Goldman Sachs & Co. LLC. Founded in 1869, GS Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm. As of December 31, 2021, Goldman Sachs Asset Management, L.P., including its investment advisory affiliates, had assets under supervision of approximately $2.21 trillion. The Sponsor’s office is located at 200 West Street, New York, NY 10282 and its phone number is
212-902-1000.

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
The Trustee is entitled to charge, and to be reimbursed by, the Trust for all expenses and disbursements incurred by it in the performance of its duties under the Trust Agreement, including the reasonable fees and disbursements of its legal counsel and expenses identified in the Custody Agreement as payable by the Trustee, other than (1) amounts payable by the Sponsor to the Trustee as described in the preceding paragraph, (2) expenses and disbursements incurred by the Trustee prior to the commencement of the trading of the Shares on the Exchange and (3) fees of agents for performing services the Trustee is required to perform under the Trust Agreement. The Trustee’s right of reimbursement for expenses and disbursements under this paragraph shall constitute a lien on, and the amount thereof shall be deductible against, the assets of the Trust.
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
THE GOLD INDUSTRY
Gold Supply and Demand
Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2016-2020 and is based on information reported in Gold Focus 2021.

Tonnes	2016	2017	2018	2019	2020
SUPPLY
Mine Production	3,512	3,576	3,653	3,597	3,478
Recycling	1,233	1,111	1,132	1,272	1,279
Net Hedging Supply	38	—	—	6	—
Total Supply	4,783	4,688	4,785	4,876	4,757
DEMAND
Jewelry Fabrication	2,019	2,257	2,285	2,138	1,328
Industrial Demand	323	333	335	326	302
Net Physical Investment	1,062	1,035	1,067	844	892
Net Hedging Demand	—	26	12	—	52
Net Official Sector Buying	395	379	656	606	262
Total Demand	3,798	4,029	4,355	3,914	2,837
Market Balance	984	659	430	962	1,921
Net Investment in ETPs	541	272	70	398	887
Market Balance less ETPs	443	387	360	564	1034
Gold Price (US$/oz, London)	1,251	1,257	1,268	1,393	1,770

Source: Gold Focus 2021
Totals may not add due to independent rounding.
According to the data above, gold supply averaged 4,778 tonnes (t) per year between 2016 and 2020. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,563t per year from 2016 through 2020. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,205t annually between 2016 through 2020.
According to the data above, gold demand averaged 3,787t per year between 2016 and 2020. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2016 through 2020, followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.
Official sector, central bank purchases averaged 460t during the same period. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.
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
The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from December 2011 through December 2021. The price of gold in the chart is based on the LBMA Gold Price PM.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2011 – December 31, 2021
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
Global
Over-the-Counter
Market for Gold
The global trade in gold consists of
over-the-counter,
or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options. The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal
basis. All risks and issues of credit are between the parties directly involved in a specific transaction. The three products relevant to the LBMA are spot (S) contracts, forward (F) contracts and options (O) contracts. A “spot contract” is a contract to buy or sell gold typically on or before two Business Days following the date of the execution of the contract. A “forward contract” is an agreement to buy or sell gold at a future date beyond the spot date at a price set at the time of the contract. An

“option contract” is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of gold at a predetermined rate during a period or at a time in the future. There are twelve LBMA Market Makers who provide the service in one, two or all three products. Of the twelve LBMA Market Makers, there are seven Full Market Makers and five Market Makers. The seven Full Market Makers quoting prices in all three products are: Citibank N A, Credit Suisse AG Zurich, Goldman Sachs International, HSBC, JP Morgan Chase Bank, UBS AG and Morgan Stanley & Co International PLC. The five LBMA Market Makers who provide two-way
pricing in either one or two products are: BNP Paribas SA (F), ICBC Standard Bank (S), Merrill Lynch International (S, O), Standard Chartered Bank (S, O) and Toronto-Dominion Bank (F). The benefits of Market Maker Membership apply to all Market Makers, subject to the conditions of the Articles of Association.
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
Exchange Traded and Transparent
. The Shares trade on the Cboe BZX Exchange under the symbol “AAAU” and provide investors with an efficient means to implement various investment strategies. The Trust does not hold or employ any derivatives and the Shares are backed by the assets of the Trust. Furthermore, the value of the Trust’s holdings is reported on the Trust’s website daily.
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
Secondary Market Trading
The Shares may trade in the secondary market on the Cboe BZX Exchange at prices that are lower or higher relative to their Net Asset Value per Share. The amount of the discount or premium in the trading price relative to the Net Asset Value per Share may be influenced by non-concurrent
trading hours between the Cboe BZX Exchange and the COMEX, London and Zurich. While the Shares trade on the Cboe BZX Exchange until 4:00 p.m. New York City time, liquidity in the global gold market may be reduced after the close of the major world gold markets, including London, Zurich and COMEX, usually at 1:30 p.m. New York City time. As a result, during this time, trading spreads and the resulting premium or discount on the Shares may widen.
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
Creation Procedures-Authorized Participants
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
Redemption Procedures - Authorized Participants
The procedures by which an Authorized Participant can redeem one or more Baskets mirrors the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed prior to the Order Cutoff Time on each business day the Exchange is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow only Authorized Participants to redeem Baskets. An investor may not redeem Baskets other than through an Authorized Participant.
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
Suspension or Rejection of Redemption Orders
The Trustee may, in its discretion, and will when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date or reject a particular redemption order (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of gold is not reasonably practicable, or (3) for such other period as the Sponsor determines to be necessary for protection of registered owners of the Shares. Neither the Sponsor nor the Trustee will be liable to any person or in any way for any loss or damages that may result from any such suspension, postponement or rejection.
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
Prices in the international gold market have reached historically high levels in recent years. The price of Physical Gold going forward and, in turn, the future value of net assets of the Trust, may be dependent upon factors that include global gold supply and demand, investors’ inflation expectations, exchange rate volatility and interest rate volatility. An adverse development with regard to one or more of these, or other factors, may lead to a decrease in gold bullion currency trading prices. In addition, the possibility of large-scale distress sales of gold in times of financial crisis may negatively impact the price of gold. A decline in prices of gold would decrease the value of net assets and the Net Asset Value of the Tru
st.

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
If concerns about the integrity or reliability of the LBMA Gold Price PM or LBMA Gold Price AM arise, even if eventually shown to be without merit, such concerns could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares.
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
As of the date of this Annual Report, the Sponsor has no reason to believe that the LBMA Gold Price PM or LBMA Gold Price AM will not fairly represent the price of the gold held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to identify an alternate basis for evaluation of the value of the Trust’s gold and may instruct the Trustee to use a different price which is more reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to fairly represent the commercial value of the Trust’s gold. There is no assurance that such alternative price will be identified, or that the process of changing from the LBMA Gold Price PM or LBMA Gold Price AM to a new benchmark price will not adversely affect the price of the Share
s.
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

Risks Related to the Shares
The value of the Shares fluctuates based upon the price of the gold held by the Trust. Fluctuations in the price of gold could materially adversely affect an investment in the Shares, which creates the potential for losses, regardless of the period of time the Shares are held
.
The Shares are intended to track the performance of the price of gold. The value of the Shares relates directly to the value of the gold owned by the Trust. Therefore, the value of the Shares will fluctuate with the price of gold. The Trust does not actively manage the gold it holds and does not use any hedging techniques to attempt to reduce the risk of losses resulting from price decreases. The price of gold has fluctuated widely over the past several years. This exposes an investment in Shares to potential losses. Several factors may affect the price of gold and, as a result, the value of the Shares, including the following:

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
The Shares may trade at Net Asset Value or at a price that is above or below Net Asset Value. Any discount or premium in the trading price relative to the Net Asset Value per Share may widen as a result of the different trading hours of the Cboe BZX Exchange and other exchanges.
The Shares may trade at, above or below the Net Asset Value per Share. The Net Asset Value per Share will fluctuate with changes in the market value of the gold owned by the Trust. The trading price of the Shares will fluctuate with changes in the Net Asset Value per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the Net Asset Value per Share may be influenced by non-concurrent
trading hours between the Cboe BZX Exchange and major gold markets. While the Shares will trade on the Cboe BZX Exchange until 4:00 p.m. New York City time, liquidity in the market for gold may be reduced after the close of the major world gold markets, including London. As a result, during this time, trading spreads and the resulting discount or premium on the Shares may widen.
The lack of an active trading market for the Shares could result in losses on your investment at the time of disposition of your Shares.
Prior to the listing of the Shares on the NYSE Arca, there had been no market for the Shares. Although the Shares are listed for trading on the Cboe BZX Exchange, following the transfer of the listing of the Trust from the NYSE Arca to the Cboe BZX Exchange effective February 3, 2022, there can be no assurance that an active trading market for the Shares will be maintained. If an active public market for the Shares does not continue, the market prices and liquidity of the Shares may be adversely affected. If you need to sell your Shares at a time when no active market for them exists, the absence of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).
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
Although the Shares are redeemable by Authorized Participants in exchange for the underlying amount of gold, redemptions by Authorized Participants may be suspended during any period while regular trading on the Exchange is suspended or restricted, in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate gold, or for such other period as the Sponsor determines to be necessary for protection of registered owners of the Shares. If any of these events occurs at the time of a redemption by an Authorized Participant, and the price of gold decreases before the redemption occurs, an Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the gold received from the Trust upon the redemption of the Shares, had the redemption taken place when it was originally intended to occur. As a consequence, Authorized Participants may reduce their trading in the Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and the price an investor may receive upon sale.
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
The Sponsor has limited experience with a trust the only assets of which are gold.
The Sponsor and its management have limited experience handling an investment vehicle designed to reflect, at any given time, the performance of the price of gold less the expenses of the Trust’s operations that is its only asset. If this lack of experience adversely affects the operations of the Trust, the value of the Shares may also be adversely affected.
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
The Custodian must at all times maintain adequate insurance coverage with reputable and solvent insurers of international standing with respect to the Custodian’s custodial obligations and the Trust’s gold, and the

Custodian will pay and be responsible for all costs, fees and expenses (including any applicable premium and relevant taxes) in relation to the insurance policy or policies. However, none of the Sponsor, the Trustee nor the Trust is a beneficiary of any such insurance. Any loss of gold owned by the Trust that is not recovered will result in a corresponding loss in the Net Asset Value and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on the Cboe BZX Exchange.
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
Market Information
The Shares are listed on the Cboe BZX Exchange under the symbol “AAAU.” Effective February 3, 2022, the listing of the Trust was transferred from NYSE Arca to Cboe BZX Exchange.
Holders
As of December 31, 2021, there were approximately 81 DTC participating shareholders of record of the Trust.
Dividends
The Trust has never paid any cash dividends on our shares, and it does not anticipate paying cash dividends in the foreseeable future.
Use of Proceeds from Registered Securities
Not applicable.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust did not redeem any Baskets during the fiscal quarter ended December 31, 2021 as set forth in the table below.

Period	Total number of Shares redeemed	Average price per Share
10/1/21 to 10/31/21	—	—
11/1/21 to 11/30/21	—	—
12/1/21 to 12/31/21	—	—

TOTAL	—

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Source: Bloomberg, LBMA Gold Price PM USD versus AAAU NAV Index, August 15, 2018 – December 31, 2021
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
Valuation of Gold and Computation of Net Asset Value
The Trustee determines the Net Asset Value of the Trust on each day that the Cboe BZX Exchange (NYSE Arca prior to February 3, 2022) is open for regular trading, as promptly as practical after 4:00 p.m. New York City time. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s Net Asset Value, the Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”). If no LBMA Gold Price PM is available for the required day, the trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or

LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold. At December 31, 2021, the LBMA Gold Price AM was utilized.

	Ounces	Fair Value
Beginning balance as of December 31, 2020	270,112.9	$510,810,450
Gold bullion contributed	43,018.7	77,513,065
Gold bullion distributed	(79,647.1)	(146,246,592)
Net realized gain (loss) from gold bullion distributed for redemptions	—	47,462,394
Transfers of gold to pay expenses	(372.6)	(673,299)
Net realized gain (loss) from gold transferred to pay expenses	—	(64,093)
Change in unrealized appreciation (depreciation) on investment in gold bullion	—	(64,514,869)

Ending balance as of December 31, 2021	233,111.9	$424,287,056

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
Review of Financial Results
For Year Ended December 31, 2021
For the year ended December 31, 2021, 4,325,000 shares (173 Baskets) were created in exchange for 43,018.7 ounces of gold, 8,000,000 shares (320 baskets) were redeemed in exchange for 79,647.1 ounces of gold, and 372.6 ounces of gold were sold to pay expenses.
At December 31, 2021, the Trust’s NAV per share was at $18.09, compared to $18.83 at December 31, 2020. The decrease in NAV per share at year-end
was primarily due to a lower price of gold of $1,820.10 at period end which represented a decrease of (3.75)% from $1,891.10 at December 31, 2020.
At December 31, 2021, the Custodian held 233,111.9 ounces of gold on behalf of the Trust in its vault, with a market value of $424,287,056 (cost: $408,696,923) based on the LBMA AM Gold Price at period end.
At December 31, 2020, the Custodian held 270,112.9 ounces of gold on behalf of the Trust in its vault, with a market value of $510,810,450 (cost: $430,705,448) based on the LBMA AM Gold Price at period end.
The change in net assets from operations for the year-ended December 31, 2021 was $(17,808,324), which was due to (i) the Sponsor Fee of $(691,756) and (ii) a net realized and unrealized loss of $(17,116,568) from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(64,093), net realized gain from gold bullion distributed for redemptions of $47,462,394 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(64,514,869). Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2021.
The change in net assets from operations for the year-ended December 31, 2020 was $57,798,267, which was due to (i) the Sponsor Fee of $(657,532) and (ii) a net realized and unrealized gain of $58,455,799 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(28,292), a net realized gain from gold bullion distributed of $5,905,756, and a net change in unrealized appreciation/depreciation on investments in gold bullion of $52,578,335. Other than the Sponsor and Sponsor Fee, the Trust had no expenses during the year ended December 31, 2020.
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
The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At December 31, 2021, the Trust did not have any cash balances.
Off-Balance
Sheet Arrangement
As of December 31, 2021, the Trust did not have any
off-balance
sheet arrangements.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from January 1, 2021 to December 31, 2021.

Daily gold price – January 1, 2021 to December 31, 2021
LBMA PM Gold Price (in USD)
The average, high, low and
end-of-period
gold prices for each quarterly period from January 1, 2021 through December 31, 2021, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day (1)
October 1, 2021 to December 31, 2021	$1,794.88	$1,872.25	Nov. 16, 2021	$1,748.25	Oct. 06, 2021	$1,820.10	(2)	Dec. 31, 2021
July 1, 2021 to September 30, 2021	$1,789.52	$1,829.30	July 29, 2021	$1,723.35	Aug. 10, 2021	$1,742.80		Sep. 30, 2021
April 1, 2021 to June 30, 2021	$1,816.48	$1,902.75	June 2, 2021	$1,726.05	Apr. 1, 2021	$1,763.15		Jun. 30, 2021
January 1, 2021 to March 31, 2021	$1,795.47	$1,943.20	Jan. 4, 2021	$1,683.95	Mar. 30, 2021	$1,691.05		Mar. 31, 2021

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)
December 31, 2021 was the last day of the fiscal year; however, no LBMA PM Gold Price was recorded on that date. Numbers provided are from LBMA AM Gold Price on December 31, 2021, the last price recorded for the fiscal year.

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

Item 8. Financial Statements and Supplementary Data.
Goldman Sachs Physical Gold ETF
Quarterly Statements of Operations
For the years ended
December 31, 2021 and 2020
(Unaudited)

	Three Months ended March 31, 2021	Three Months ended June 30, 2021	Three Months ended September 30, 2021	Three Months ended December 31, 2021	Year ended December 31, 2021
EXPENSES
Sponsor fee	$(171,799)	$(158,782)	$(172,760)	$(188,415)	$(691,756)

Total expenses	(171,799)	(158,782)	(172,760)	(188,415)	(691,756)

Net investment income (loss)	(171,799)	(158,782)	(172,760)	(188,415)	(691,756)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	47,462,394	—	—	—	47,462,394
Net realized gain (loss) on gold transferred to pay expenses	(17,064)	(19,046)	(2,352)	(25,631)	(64,093)
Change in unrealized appreciation (depreciation) on investment in gold	(89,908,308)	12,389,389	(4,914,001)	17,918,051	(64,514,869)

Net realized and unrealized gain (loss) from operations	(42,462,978)	12,370,343	(4,916,353)	17,892,420	$(17,116,568)

Net increase in net assets resulting from operations	$(42,634,777)	$12,211,561	$(5,089,113)	$17,704,005	$(17,808,324)

	Three Months ended March 31, 2020	Three Months ended June 30, 2020	Three Months ended September 30, 2020	Three Months ended December 31, 2020	Year ended December 31, 2020
EXPENSES
Sponsor fee	$(88,744)	$(131,057)	$(212,831)	$(224,900)	$(657,532)

Total expenses	(88,744)	(131,057)	(212,831)	(224,900)	(657,532)

Net investment income (loss)	(88,744)	(131,057)	(212,831)	(224,900)	(657,532)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	919,264	—	(1,024,775)	6,011,267	5,905,756
Net realized gain (loss) on gold transferred to pay expenses	(378)	(1,314)	(786)	(25,814)	(28,292)
Change in unrealized appreciation (depreciation) on investment in gold	8,546,217	25,217,179	24,031,732	(5,216,793)	52,578,335

Net realized and unrealized gain (loss) from operations	9,465,103	25,215,865	23,006,171	768,660	$58,455,799

Net increase in net assets resulting from operations	$9,376,359	$25,084,808	$22,793,340	$543,760	$57,798,267

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
as of December 31, 2021. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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
The duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, such duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.
This Annual Report does not include an attestation report of the registrant’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.
Not applicable.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
The Trust does not have any directors, officers or employees. The following persons, who are officers of the Sponsor, perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them.

Michael Crinieri
, 56, has served as the global head of Exchange Traded Funds within the Sponsor since 2014 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Executive Officer. Prior to this role, he headed the global ETF business in the Securities Division of Goldman Sachs & Co. LLC. Prior to joining the Sponsor, Mr. Crinieri worked for ten years at Morgan Stanley, where he held various positions across ETF trading, marketing and product development.
Joseph DiMaria
, 53, has served as a Managing Director of the Sponsor and has managed the Goldman Sachs Fund Controllers team since 2015 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Financial Officer and Principal Accounting Officer. He currently serves as the principal financial officer, treasurer and principal accounting officer of the Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs ETF Trust, Goldman Sachs MLP and Energy Renaissance Fund and Goldman Sachs Real Estate Diversified Income Fund. Prior to joining the Sponsor, Mr. DiMaria spent 12 years with Columbia Threadneedle Investments.
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
Item 14. Principal Accounting Fees and Services.
The table below summarizes the aggregate fees for services performed by PricewaterhouseCoopers LLP, as applicable, for the years ended December 31, 2021 and 2020 were:

	2021	2020
Audit fees	$116,000	$80,000
Audit-related fees	—	—

Total	$116,000	$80,000

The table below summarizes the aggregate fees for services performed by KPMG LLP, as applicable, for the year ended December 31, 2020 was:

2020
Audit fees	$70,500
Audit-related fees	—

Total	$70,500

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
Exhibits
The following documents are filed herewith or incorporated herein and made a part of this Annual Report on Form
10-K:
EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

4.5	Description of the Shares of Goldman Sachs Physical Gold ETF Shares (incorporated by reference from Exhibit 4.5 to the Form 10-K filed on March 26, 2021)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

23.1*	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Exhibit Description

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’ Annual Report on Form 10-K for the fiscal year ended December 31, 2021

99.1	Marketing Agent Services Agreement (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 14, 2020)

99.2	License Agreement (incorporated by reference from Exhibit 99.3 to the Form 8-K filed on December 14, 2020)

99.3	Amendment to License Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed on December 14, 2020)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.
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

Signature		Capacity	Date

By:	/s/ Michael Crinieri Michael Crinieri	Global Head of Exchange Traded Funds (Principal Executive Officer)	March 7, 2022

By:	/s/ Joseph DiMaria Joseph DiMaria	Managing Director (Principal Financial and Accounting Officer)	March 7, 2022

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.

GOLDMAN SACHS PHYSICAL GOLD ETF
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021
INDEX

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2
Statements of Assets and Liabilities at December 31, 2021 and 2020	F-3

Report of Independent Registered Public Accounting Firm
To the Sponsor and Shareholders of Goldman Sachs Physical
Gold E
TF
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of the Goldman Sachs Physical Gold ETF (the “Trust”) as of December 31, 2021 and December 31, 2020 and the related statements of operations and changes in net assets for the years then ended, including the related notes, and the financial highlights (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and December 31, 2020 and the results of its operations, changes in its net assets, and the financial highlights for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March
7
, 2022
We have served as the Trust’s auditor since 2020.

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	December 31, 2021	December 31, 2020
Assets
Investment in gold, at fair value (cost $408,696,923 and $ 430,705,448 , respectively)	$424,287,056	$510,810,450

Total assets	424,287,056	510,810,450

Liabilities
Sponsor fee payable	63,676	45,219

Total liabilities	63,676	45,219

Net Assets	$424,223,380	$510,765,231

Shares issued and outstanding (unlimited number of shares authorized, no par value)	23,450,000	27,125,000
Net asset value per Share	$18.09	$18.83
See notes to financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

December 31, 2021
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	233,111.9	$408,696,923	$424,287,056	100.02%

Total Investments		$408,696,923	$424,287,056	100.02%

Liabilities in excess of other assets			(63,676)	(0.02)%

Net Assets			$424,223,380	100.00%

December 31, 2020
	Ounces	Cost	Fair Value	% of Net Assets

Investment in gold, at fair value	270,112.9	$430,705,448	$510,810,450	100.01%

Total Investments		$430,705,448	$510,810,450	100.01%

Liabilities in excess of other assets			(45,219)	(0.01)%

Net Assets			$510,765,231	100.00%

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	For the year ended December 31, 2021	For the year ended December 31, 2020
Expenses

Sponsor fee	$(691,756)	$(657,532)

Total expenses	(691,756)	(657,532)

Net investment loss	(691,756)	(657,532)

Net realized and unrealized gain (loss)

Net realized gain (loss) on gold bullion distributed for redemptions	47,462,394	5,905,756

Net realized gain (loss) on gold transferred to pay expenses	(64,093)	(28,292)

Net realized gain	47,398,301	5,877,464

Net change in unrealized appreciation (depreciation) on investment in gold	(64,514,869)	52,578,335

Net realized and unrealized gain (loss) from operations	(17,116,568)	58,455,799

Net Income (Loss)	$(17,808,324)	$57,798,267

Net income (loss) per share	$(0.83)	$2.85

Average number of shares	21,456,781	20,250,615

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	For the year ended December 31, 2021	For the year ended December 31, 2020
Net Assets, beginning of period	$510,765,231	$176,228,842

Creations	77,513,065	309,001,462

Redemptions	(146,246,592)	(32,263,340)

Net creations (redemptions)	(68,733,527)	276,738,122

Net investment loss	(691,756)	(657,532)

Net realized gain	47,398,301	5,877,464

Net change in unrealized appreciation (depreciation) investments in gold	(64,514,869)	52,578,335

Net Assets, end of period	$424,223,380	$510,765,231

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	For the year ended December 31, 2021	For the year ended December 31, 2020
Per Share Performance (for a share outstanding throughout each year)

Net asset value per share, beginning of year	$18.83	$15.19

Net investment loss (a)	(0.03)	(0.03)

Net realized and unrealized gain (loss) on investment in gold	(0.71)	3.67

Change in net assets from operations	(0.74)	3.64

Net asset value per share, end of year	$18.09	$18.83

Market value per share, beginning of year	$18.94	$15.14

Market value per share, end of year	$18.18	$18.94

Total Return, at net asset value (b)	(3.93)%	23.95%

Total Return, at market value (b)	(4.01)%	25.10%

Net assets ($000’s)	$424,223	$510,765

Ratios to average net assets

Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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
As of December 31, 2021, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets
.
Prior to December 14, 2020, Gold Corporation (the “Prior Custodial Sponsor”) and Exchange Traded Concepts, LLC (the “Prior Administrative Sponsor” and, together with the Prior Custodial Sponsor, the “Prior Sponsors”) were the sponsors of the Trust. The Prior Custodial Sponsor performed assaying of gold and other services relating to the safe custody of gold held by the Trust. Apart from its service as Prior Custodial Sponsor, and pursuant to separate custodial agreements with the Trustee (defined below), Gold Corporation was responsible for holding the Trust’s gold as well as receiving and converting allocated and unallocated gold on behalf of the Trust. The Prior Administrative Sponsor generally oversaw the performance of the Trustee and the Trust’s principal service providers.
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
The Trust’s investment objective is for the Shares to reflect the performance of the price of gold less the expenses of the Trust’s operations. The Trust is not actively-managed. The Shares trade on the Cboe BZX

Exchange, Inc. (“Cboe BZX Exchange”) under the symbol “AAAU.” Effective February 3, 2022, the listing of the Trust was transferred from NYSE Arca to Cboe BZX Exchange.
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
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies, and has concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
On each business day that the Cboe BZX Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. New York City time, the Trustee will value the gold held by the Trust and will determine the Net Asset Value of the Trust. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. All gold is valued based on its fine ounce content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 fine ounces of unallocated gold the Trust may hold is calculated by multiplying the number of fine ounces with the price of gold determined by the Trustee. The Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”). If no LBMA Gold Price PM is available for the required day, the trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold.
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
As of December 31, 2021 and December 31, 2020, the Trust did not have a gold receivable or payable outstanding
.
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
Changes in the shares during the years ended December 31, 2021 and 2020 are:

	December 31, 2021	December 31, 2020
Beginning Share Balance	27,125,000	11,600,000
Creations (representing 173 and 693 baskets, respectively)	4,325,000	17,325,000
Redemptions (representing 320 and 72 baskets, respectively)	(8,000,000)	(1,800,000)

Ending Share Balance	23,450,000	27,125,000
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2021 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the years ended December 31, 2021 and 2020:

	Amount in ounces	Amount in US$
Balance at December 31, 2020	270,112.9	$510,810,450
Creations	43,018.7	77,513,065
Redemptions	(79,647.1)	(146,246,592)
Net realized gain (loss) from gold bullion distributed for redemptions	—	47,462,394
Transfer of gold to pay expenses	(372.6)	(673,299)
Net realized gain (loss) from gold transferred to pay expenses	—	(64,093)
Change in unrealized appreciation (depreciation) on investment in gold	—	(64,514,869)

Balance at December 31, 2021	233,111.9	$424,287,056

	Amount in ounces	Amount in US$
Balance at December 31, 2019	115,729.0	$176,255,247
Creations	172,671.1	309,001,462
Redemptions	(17,930.5)	(32,263,340)
Net realized gain (loss) from gold bullion distributed for redemptions	—	5,905,756
Transfer of gold to pay expenses	(356.7)	(638,718)
Net realized gain (loss) from gold transferred to pay expenses	—	(28,292)
Change in unrealized appreciation (depreciation) on investment in gold	—	52,578,335

Balance at December 31, 2020	270,112.9	$510,810,450
4. RELATED PARTIES – SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap: fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the Cboe BZX Exchange; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the Unallocated Account and the first two audits of the Physical Gold held in the Allocated Account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust). The Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), the Trustee’s expenses not reimbursed by the Sponsor pursuant to the Trust Agreement, indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the Trust, and otherwise as set forth in the Trust Agreement. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust. The Sponsor’s Fee is payable at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior business day’s Net Asset Value and paid in cash monthly in arrears. The Fee Cap is a maximum amount equal to the greater of $500,000 per annum and the amount that is equal to 0.15% total value of the gold held by the Trust, as determined by the Trustee on each business day, plus the value of all other assets of the Trust (other than any amount credited to the Trust’s reserve account), including cash, if any.
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