Form 10-Q
period 2022-03-31
Goldman Sachs Physical Gold ETF
filed 2022-05-09
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.).     ☐  Yes    ☒  No
The registrant had 38,500,000 outstanding shares as of May 2, 2022.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Investment in gold, at fair value (cost $687,233,345 and $408,696,923, respectively)	$736,055,968	$424,287,056

Total assets	736,055,968	424,287,056

Liabilities
Sponsor fee payable	111,396	63,676
Gold payable	68,332,966	—

Total liabilities	68,444,362	63,676

Net Assets	$667,611,606	$424,223,380

Shares issued and outstanding (unlimited number of shares authorized, no par value)	34,600,000	23,450,000
Net asset value per Share	$19.30	$18.09
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

March 31, 2022 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	379,075.2	$687,233,345	$736,055,968	110.25%

Total Investments		$687,233,345	$736,055,968	110.25%
Liabilities in excess of other assets			(68,444,362)	(10.25)%

Net Assets			$667,611,606	100.00%

December 31, 2021
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	233,111.9	$408,696,923	$424,287,056	100.02%

Total Investments		$408,696,923	$424,287,056	100.02%
Liabilities in excess of other assets			(63,676)	(0.02)%

Net Assets			$424,223,380	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three months ended March 31, 2022 (unaudited)	Three months ended March 31, 2021 (unaudited)
Expenses
Sponsor fee	$(274,136)	$(171,799)

Total expenses	(274,136)	(171,799)

Net investment (loss)	(274,136)	(171,799)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	8,632,065	47,462,394
Net realized gain (loss) on gold bullion transferred to pay expenses	(22,010)	(17,064)

Net realized gain	8,610,055	47,445,330

Net change in unrealized appreciation (depreciation) on investment in gold	33,232,490	(89,908,308)

Net realized and unrealized gain (loss) from operations	41,842,545	(42,462,978)

Net Income (Loss)	$41,568,409	$(42,634,777)

Net income (loss) per share	$1.26	$(1.98)

Average number of shares	33,008,889	21,503,889

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three months ended March 31, 2022 (unaudited)	Three months ended March 31, 2021 (unaudited)
Net Assets, beginning of period	$424,223,380	$510,765,231

Creations	270,152,783	—
Redemptions	(68,332,966)	(146,246,592)

Net creations (redemptions)	201,819,817	(146,246,592)

Net investment loss	(274,136)	(171,799)
Net realized gain	8,610,055	47,445,330
Net change in unrealized appreciation (depreciation) on investments in gold	33,232,490	(89,908,308)

Net Assets, end of period	$667,611,606	$321,883,862

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$18.09	$18.83
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	1.22	(1.99)

Change in net assets from operations	1.21	(2.00)

Net asset value per share, end of period	$19.30	$16.83

Market value per share, beginning of period	$18.18	$18.94

Market value per share, end of period	$19.23	$16.99

Total Return, at net asset value (b)	6.69%	(10.62)%
Total Return, at market value (b)	5.78%	(10.30)%
Net assets ($000’s)	$667,612	$321,884
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
(b)
Total Return, at net asset value (“NAV”) is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of any dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of any dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period.

(c)	Annualized.
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Notes to Unaudited Financial Statements
1. ORGANIZATION
Goldman Sachs Physical Gold ETF (the “Trust”) is organized as a New York trust. The Trust is governed by the provisions of the First Amended and Restated Depositary Trust Agreement (as amended from time to time, the “Trust Agreement”) executed after the close of business on December 11, 2020 by Goldman Sachs Asset Management, L.P. (the “Sponsor”) and The Bank of New York Mellon (the “Trustee”). The Trust issues Goldman Sachs Physical Gold ETF Shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust commenced operations on July 26, 2018.
The Sponsor of the Trust is Goldman Sachs Asset Management, L.P., a Delaware limited partnership. Goldman Sachs Asset Management, L.P. is an indirect, wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group Inc.”) and an affiliate of Goldman Sachs & Co. LLC.
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. JPMorgan Chase Bank, N.A., London branch (the “Custodian”) serves as the Custodian for the Trust’s gold bullion. The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust.
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

As of March 31, 2022, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies, and has

concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC
946
). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
On each business day that the Cboe BZX Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. New York City time, the Trustee will value the gold held by the Trust and will determine the Net Asset Value of the Trust. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. The reserve account, if established, will be a separate non-interest bearing account with the Trustee or such other banking institution specified by the Sponsor, or if the Sponsor fails so to specify, as selected by the Trustee, in the name, and for the benefit, of the Trust, subject only to draft or order by the Trustee acting pursuant to the terms of the Trust Agreement. All gold is valued based on its fine troy ounce (“Fine Ounce”) content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounce of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounce with the price of gold determined by the Trustee. The Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per Fine Ounce. If no LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold.
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
2.3. Expenses, Realized Gains and Losses
The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.18%
of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee accrues daily based on the prior business day’s Net Asset Value and is payable in cash from the Trust property or the sale of gold in accordance with the Trust Agreement. Realized gains and losses result from the transfer of gold for share redemptions and payment of Trust expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold transferred. The cost of gold is determined using the specific identification method.
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
Changes in the shares during the three months ended March 31, 2022 and 2021 are:

	March 31, 2022	March 31, 2021
Beginning Share Balance	23,450,000	27,125,000
Creations (representing 588 and – baskets, respectively)	14,700,000	—
Redemptions (representing 142 and 320 baskets, respectively)	(3,550,000)	(8,000,000)

Ending Share Balance	34,600,000	19,125,000

2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended March 31, 2022:

	Amount in ounces	Amount in US$
Balance at December 31, 2021	233,111.9	$424,287,056
Creations	146,085.6	270,152,783
Redemptions	—	—
Net realized gain (loss) from gold bullion distributed for redemptions	—	8,632,065
Transfer of gold to pay expenses	(122.3)	(226,416)
Net realized gain (loss) from gold transferred to pay expenses	—	(22,010)
Change in unrealized appreciation (depreciation) on investment in gold	—	33,232,490

Balance at March 31, 2022	379,075.2	$736,055,968
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2021:

	Amount in ounces	Amount in US$
Balance at December 31, 2020	270,112.9	$510,810,450
Creations	43,018.7	77,513,065
Redemptions	(79,647.1)	(146,246,592)
Net realized gain (loss) from gold bullion distributed for redemptions	—	47,462,394
Transfer of gold to pay expenses	(372.6)	(673,299)
Net realized gain (loss) from gold transferred to pay expenses	—	(64,093)
Change in unrealized appreciation (depreciation) on investment in gold	—	(64,514,869)

Balance at December 31, 2021	233,111.9	$424,287,056
4. RELATED PARTIES – SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor’s Fee is payable at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior business day’s Net Asset Value and paid in cash monthly in arrears. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap (as defined below): fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the Cboe BZX Exchange; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the unallocated account and the first two audits of the Physical Gold held in the allocated account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust). The Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), the Trustee’s expenses not reimbursed by the Sponsor pursuant to the Trust Agreement, indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the Trust, and otherwise as set forth in the Trust Agreement. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust. The Fee Cap is a maximum amount equal to the greater of

$
500,000
per annum and the amount that is equal to
0.15
%
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
for the year ended December 31, 2021 (“2021 Form
10-K”);
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2021 Form
10-K;
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form
10-Q,
and other parts of this Form
10-Q.
We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.
Organization and Trust Overview
Goldman Sachs Physical Gold ETF (the “Trust”) is organized as a New York trust. The Trust is governed by the provisions of the First Amended and Restated Depositary Trust Agreement (as amended from time to time, the “Trust Agreement”) executed after the close of business on December 11, 2020 by Goldman Sachs Asset Management, L.P. (the “Sponsor”) and The Bank of New York Mellon (the “Trustee”). The Trust issues Goldman Sachs Physical Gold ETF Shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust commenced operations on July 26, 2018.
The Sponsor of the Trust is Goldman Sachs Asset Management, L.P., a Delaware limited partnership. Goldman Sachs Asset Management, L.P. is an indirect, wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GS Group Inc.”) and an affiliate of Goldman Sachs & Co. LLC.
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. JPMorgan Chase Bank, N.A., London branch (the “Custodian”) serves as the Custodian for the Trust’s gold bullion. The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust.
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2022, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. The reserve account, if established, will be a separate non-interest
bearing account with the Trustee or such other banking institution specified by the Sponsor, or if the Sponsor fails so to specify, as selected by the Trustee, in the name, and for the benefit, of the Trust, subject only to draft or order by the Trustee acting pursuant to the terms of the Trust Agreement. The Trustee will hold in such account all cash that it has credited to such account to reflect the reserves for taxes or other governmental charges and other contingent liabilities payable out of the Trust that the Trustee has determined from time to time to be required by GAAP. The Trustee determines the Net Asset Value per Share by dividing the Net Asset Value of the Trust by the number of the Shares outstanding as of the close of trading on the Cboe BZX Exchange (which includes the net number of any Shares deemed created or redeemed on such evaluation day).
All gold is valued based on its fine troy ounce (“Fine Ounce”) content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee. The Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per Fine Ounce. If no LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold.
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
Results of Operations
Three Months Ended March 31, 2022 and 2021
For the three months ended March 31, 2022, 14,700,000 shares (588 Baskets) were created in exchange for 146,085.6 ounces of gold and 122.3 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $19.30, due to a higher price of gold of $1,942.15 at period end, which represented an increase of 6.71% from $1,820.10 at December 31, 2021.

The change in net assets from operations for the three months ended March 31, 2022 was $41,568,409, which was due to (i) the Sponsor Fee of $(274,136) and (ii) a net realized and unrealized gain of $41,842,545 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $8,632,065, from a net realized loss on gold transferred to pay expenses of $(22,010) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $33,232,490. Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2022.
At March 31, 2022, the Custodian held 379,075.2 ounces of gold on behalf of the Trust in its vault, with a market value of $736,055,968 (cost: $687,233,345) based on the LBMA PM Gold Price at period end.
For the three months ended March 31, 2021, 8,000,000 shares (320 Baskets) were redeemed in exchange for 79,647.1 ounces of gold, and 90.6 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $16.83, due to a lower price of gold of $1,691.05 at period end, which represented a decrease of (10.6%) from $1,891.10 at December 31, 2020.
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
The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At March 31, 2022 and 2021, the Trust did not have any cash balances.
Off-Balance
Sheet Arrangement
At March 31, 2022 and 2021, the Trust did not have any
off-balance
sheet arrangements.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2021 to March 31, 2022.

Source: Bloomberg, LBMA Gold Price PM USD, December 30, 2021 – March 31, 2022
The average, high, low and
end-of-period
gold prices for each quarterly period from April 1, 2021 through March 31, 2022, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period (1)		Last business day (1)
January 1, 2022 to March 31, 2022	$1,876.05	$2,039.05	Mar. 08, 2022	$1,788.15	Jan. 28, 2022	$1,942.15		Mar. 31, 2022
October 1, 2021 to December 31, 2021	$1,794.88	$1,872.25	Nov. 16, 2021	$1,748.25	Oct. 6, 2021	$1,820.10	(2)	Dec. 31, 2021
July 1, 2021 to September 30, 2021	$1,789.52	$1,829.30	July 29, 2021	$1,723.35	Aug. 10, 2021	$1,742.80		Sep. 30, 2021
April 1, 2021 to June 30, 2021	$1,816.48	$1,902.75	Jun. 2, 2021	$1,726.05	Apr. 1,2021	$1,763.15		Jun. 30, 2021

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)
December 31, 2021 was the last day of the fiscal year; however, no LBMA PM Gold Price was recorded on that date. The price provided represents the LBMA AM Gold Price on December 31, 2021, the last price recorded for the fiscal year.

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
as of March 31, 2022. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II. OTHER INFORMATION.
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the 2021 Form
10-K
should be carefully considered. Except as set forth below, there have been no material changes in the assessment of the Trust’s risk factors from those set forth in the 2021 Form 10-K.
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

•	investors’ expectations regarding future inflation rates;

•	currency exchange rate volatility;

•	interest rate volatility; and

•	unexpected political, economic, global or regional incidents, including the recent Russian invasion of Ukraine.
In February 2022, Russia launched a large-scale invasion of Ukraine. These steps have increased tensions between its neighbors and Western countries. These developments may continue for some time and create uncertainty in the region. Russia’s actions have induced the United States and other countries to impose economic sanctions and may result in additional sanctions in the future. Such sanctions and other similar measures could cause volatility in precious metals prices and have a significant impact on Trust performance and the value of an investment in the Shares. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not.
Investors should be advised that there is no assurance that gold will maintain its long-term value in terms of U.S. dollar value in the future. In the event that the price of gold declines, the value of an investment in the Shares is expected to decline proportionately.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 142 Baskets (3,550,000 Shares) during the fiscal quarter ended March 31, 2022 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/22 to 1/31/22	—	$—
2/1/22 to 2/28/22	—	$—
3/1/22 to 3/31/22	3,550,000	$19.25

Total	3,550,000

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

31.1	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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
Date: May 9, 2022

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.