Form 10-Q
period 2022-06-30
Goldman Sachs Physical Gold ETF
filed 2022-08-05
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had 33,170,000 outstanding shares as of August 1, 2022.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Investment in gold, at fair value (cost $607,444,982 and $408,696,923, respectively)	$597,326,789	$424,287,056

Total assets	597,326,789	424,287,056

Liabilities
Sponsor fee payable	86,533	63,676

Total liabilities	86,533	63,676

Net Assets	$597,240,256	$424,223,380

Shares issued and outstanding (unlimited number of shares authorized, no par value)	33,100,000	23,450,000
Net asset value per Share	$18.04	$18.09
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

June 30, 2022 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	328,743.4	$607,444,982	$597,326,789	100.01%

Total Investments		$607,444,982	$597,326,789	100.01%
Liabilities in excess of other assets			(86,533)	(0.01)%

Net Assets			$597,240,256	100.00%

December 31, 2021
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	233,111.9	$408,696,923	$424,287,056	100.02%

Total Investments		$408,696,923	$424,287,056	100.02%
Liabilities in excess of other assets			(63,676)	(0.02)%

Net Assets			$424,223,380	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended June 30, 2022 (unaudited)	Three Months Ended June 30, 2021 (unaudited)	Six Months Ended June 30, 2022 (unaudited)	Six Months Ended June 30, 2021 (unaudited)
Expenses
Sponsor fee	$(280,783)	$(158,782)	$(554,919)	$(330,581)

Total expenses	(280,783)	(158,782)	(554,919)	(330,581)

Net investment (loss)	(280,783)	(158,782)	(554,919)	(330,581)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	15,591,091	—	24,223,156	47,462,394
Net realized gain (loss) on gold transferred to pay expenses	(13,257)	(19,046)	(35,267)	(36,110)

Net realized gain (loss)	15,577,834	(19,046)	24,187,889	47,426,284

Net change in unrealized appreciation (depreciation) on investment in gold	(58,940,816)	12,389,389	(25,708,326)	(77,518,919)

Net realized and unrealized gain (loss) from operations	(43,362,982)	12,370,343	(1,520,437)	(30,092,635)

Net Income (Loss)	$(43,643,765)	$12,211,561	$(2,075,356)	$(30,423,216)

Net income (loss) per share	$(1.30)	$0.62	$(0.06)	$(1.48)

Average number of shares	33,508,791	19,625,000	33,260,221	20,559,254

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended June 30, 2022 (unaudited)	Three Months Ended June 30, 2021 (unaudited)	Six Months Ended June 30, 2022 (unaudited)	Six Months Ended June 30, 2021 (unaudited)
Net Assets, beginning of period	$667,611,606	$321,883,862	$424,223,380	$510,765,231

Creations	130,927,646	30,743,636	401,080,429	30,743,636
Redemptions	(157,655,231)	—	(225,988,197)	(146,246,592)

Net creations (redemptions)	(26,727,585)	30,743,636	175,092,232	(115,502,956)

Net investment loss	(280,783)	(158,782)	(554,919)	(330,581)
Net realized gain (loss)	15,577,834	(19,046)	24,187,889	47,426,284
Net change in unrealized appreciation (depreciation) on investments in gold	(58,940,816)	12,389,389	(25,708,326)	(77,518,919)

Net Assets, end of period	$597,240,256	$364,839,059	$597,240,256	$364,839,059

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended June 30, 2022 (unaudited)	Three Months Ended June 30, 2021 (unaudited)	Six Months Ended June 30, 2022 (unaudited)	Six Months Ended June 30, 2021 (unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$19.30	$16.83	$18.09	$18.83
Net investment loss (a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(1.25)	0.72	(0.03)	(1.27)

Change in net assets from operations	(1.26)	0.71	(0.05)	(1.29)

Net asset value per share, end of period	$18.04	$17.54	$18.04	$17.54

Market value per share, beginning of period	$19.23	$16.99	$18.18	$18.94

Market value per share, end of period	$17.94	$17.60	$17.94	$17.60

Total Return, at net asset value (b)	(6.53)%	4.22%	(0.28)%	(6.85)%
Total Return, at market value (b)	(6.71)%	3.59%	(1.32)%	(7.07)%
Net assets ($000’s)	$597,240	$364,839	$597,240	$364,839
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of June 30, 2022, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Changes in the shares during the three months ended June 30, 2022 and 2021 are:

	Three Months Ended
	June 30, 2022	June 30, 2021
Beginning Share Balance	34,600,000	19,125,000
Creations (representing 282 and 67 baskets, respectively)	7,050,000	1,675,000
Redemptions (representing 342 and – baskets, respectively)	(8,550,000)	—

Ending Share Balance	33,100,000	20,800,000

Changes in the shares during the six months ended June 30, 2022 and 2021 are:

	Six Months Ended
	June 30, 2022	June 30, 2021
Beginning Share Balance	23,450,000	27,125,000
Creations (representing 870 and 67 baskets, respectively)	21,750,000	1,675,000
Redemptions (representing 484 and 320 baskets, respectively)	(12,100,000)	(8,000,000)

Ending Share Balance	33,100,000	20,800,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended June 30, 2022:

	Amount in ounces	Amount in US$
Balance at March 31, 2022	379,075.2	$736,055,968
Creations	70,025.8	130,927,646
Redemptions	(120,195.3)	(225,988,197)
Net realized gain (loss) from gold bullion distributed for redemptions	—	15,591,091
Transfer of gold to pay expenses	(162.3)	(305,646)
Net realized gain (loss) from gold transferred to pay expenses	—	(13,257)
Change in unrealized appreciation (depreciation) on investment in gold	—	(58,940,816)

Balance at June 30, 2022	328,743.4	$597,326,789
The following represents the changes in ounces of gold and the respective fair value during the six months ended June 30, 2022:

	Amount in ounces	Amount in US$
Balance at December 31, 2021	233,111.9	$424,287,056
Creations	216,111.4	401,080,429
Redemptions	(120,195.3)	(225,988,197)
Net realized gain (loss) from gold bullion distributed for redemptions	—	24,223,156
Transfer of gold to pay expenses	(284.6)	(532,062)
Net realized gain (loss) from gold transferred to pay expenses	—	(35,267)
Change in unrealized appreciation (depreciation) on investment in gold	—	(25,708,326)

Balance at June 30, 2022	328,743.4	$597,326,789

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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of June 30, 2022, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Results of Operations
Three and Six Months Ended June 30, 2022 and 2021
For the three months ended June 30, 2022, 7,050,000 shares (282 Baskets) were created in exchange for 70,025.8 ounces of gold, 8,550,000 shares (342 Baskets) were redeemed in exchange for 120,195.3 ounces of gold, and 162.3 ounces of gold were sold to pay expenses. For the six months ended June 30, 2022, 21,750,000 shares (870 Baskets) were created in exchange for 216,111.4 ounces of gold, 12,100,000 shares (484 Baskets) were redeemed in exchange for 120,195.3 ounces of gold, and 284.6 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $18.04 compared to $19.30 at March 31, 2022 and $18.09 at December 31, 2021. The change in the NAV per share was due to a change in the price of gold to $1,817.00 at period end, which represented a decrease of (6.44)% from $1,942.15 at March 31, 2022 and a decrease of (0.17)% from $1,820.10 at December 31, 2021.
At June 30, 2022, the Custodian held 328,743.4 ounces of gold on behalf of the Trust in its vault, with a market value of $597,326,789 (cost: $607,444,982) based on the LBMA PM Gold Price at period end.
At June 30, 2021, the Custodian held 204,468.6 ounces of gold on behalf of the Trust in its vault, with a market value of $360,508,873 (cost: $357,922,790) based on the LBMA PM Gold Price at period end.
The change in net assets from operations for the three months ended June 30, 2022 was $(43,643,765), which was due to (i) the Sponsor Fee of $(280,783) and (ii) a net realized and unrealized loss of $(43,362,982) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $15,591,091, a net realized loss on gold transferred to pay expenses of $(13,257) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(58,940,816). Other than the Sponsor Fee, the Trust had no expenses during the three months ended June 30, 2022.
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
The change in net assets from operations for the six months ended June 30, 2022 was $(2,075,356), which was due to (i) the Sponsor Fee of $(554,919) and (ii) a net realized and unrealized loss of $(1,520,437) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $24,223,156, a net realized loss on gold transferred to pay expenses of $(35,267) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(25,708,326). Other than the Sponsor Fee, the Trust had no expenses during the six months ended June 30, 2022.
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
The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At June 30, 2022 and 2021, the Trust did not have any cash balances.
Off-Balance
Sheet Arrangement
At June 30, 2022 and 2021, the Trust did not have any
off-balance
sheet arrangements.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.
The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2021 to June 30, 2022.

Source: Bloomberg, LBMA Gold Price PM USD, December 30, 2021 – June 30, 2022

The average, high, low and
end-of-period
gold prices for each quarterly period from April 1, 2021 through June 30, 2022, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day (1)
April 1, 2022 to June 30, 2022	$1,871.76	$1,976.75	Apr. 13, 2022	$1,809.50	May 16, 2022	$1,817.00		Jun. 30, 2022
January 1, 2022 to March 31, 2022	$1,876.05	$2,039.05	Mar. 08, 2022	$1,788.15	Jan. 28, 2022	$1,942.15		Mar. 31, 2022
October 1, 2021 to December 31, 2021	$1,794.88	$1,872.25	Nov. 16, 2021	$1,748.25	Oct. 6, 2021	$1,820.10	(2)	Dec. 31, 2021
July 1, 2021 to September 30, 2021	$1,789.52	$1,829.30	July 29, 2021	$1,723.35	Aug. 10, 2021	$1,742.80		Sep. 30, 2021

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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
as of June 30, 2022. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.

c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 342 Baskets (8,550,000 Shares) during the fiscal quarter ended June 30, 2022 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/22 to 4/30/22	—	$—
5/1/22 to 5/31/22	8,550,000	$18.44
6/1/22 to 6/30/22	—	$—

Total	8,550,000

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020).

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018).

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020).

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement).

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020).

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020).

31.1	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document).

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
Date: August 5, 2022

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.