Form 10-Q
period 2022-09-30
Goldman Sachs Physical Gold ETF
filed 2022-11-04
CIK 1708646

UNITED STATES
SE
C
URITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had 23,350,000 outstanding shares as of November 1, 2022.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.

Item 1. Unaudited Financial Statements.

Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Investment in gold, at fair value (cost $447,396,288 and $408,696,923, respectively)	$400,298,339	$424,287,056

Total assets	400,298,339	424,287,056

Liabilities
Sponsor fee payable	63,519	63,676

Total liabilities	63,519	63,676

Net Assets	$400,234,820	$424,223,380

Shares issued and outstanding (unlimited number of shares authorized, no par value)	24,120,000	23,450,000
Net asset value per Share	$16.59	$18.09
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
September 30, 2022 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	239,448.7	$447,396,288	$400,298,339	100.02%

Total Investments		$447,396,288	$400,298,339	100.02%
Liabilities in excess of other assets			(63,519)	(0.02)%

Net Assets			$400,234,820	100.00%

December 31, 2021

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	233,111.9	$408,696,923	$424,287,056	100.02%

Total Investments		$408,696,923	$424,287,056	100.02%
Liabilities in excess of other assets			(63,676)	(0.02)%

Net Assets			$424,223,380	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2021 (unaudited)
Expenses
Sponsor fee	$(225,175)	$(172,760)	$(780,094)	$(503,341)

Total expenses	(225,175)	(172,760)	(780,094)	(503,341)

Net investment (loss)	(225,175)	(172,760)	(780,094)	(503,341)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	(4,334,332)	—	19,888,824	47,462,394
Net realized gain (loss) on gold transferred to pay expenses	(29,400)	(2,352)	(64,667)	(38,462)

Net realized gain (loss)	(4,363,732)	(2,352)	19,824,157	47,423,932

Net change in unrealized appreciation (depreciation) on investment in gold	(36,979,756)	(4,914,001)	(62,688,082)	(82,432,920)

Net realized and unrealized gain (loss) from operations	(41,343,488)	(4,916,353)	(42,863,925)	(35,008,988)

Net Income (Loss)	$(41,568,663)	$(5,089,113)	$(43,644,019)	$(35,512,329)

Net income (loss) per share	$(1.44)	$(0.24)	$(1.37)	$(1.70)

Average number of shares	28,829,457	21,397,826	31,767,070	20,841,850

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2021 (unaudited)

Net Assets, beginning of period	$597,240,256	$364,839,059	$424,223,380	$510,765,231

Creations	84,962,562	37,974,733	486,042,991	68,718,369
Redemptions	(240,399,335)	—	(466,387,532)	(146,246,592)

Net creations (redemptions)	(155,436,773)	37,974,733	19,655,459	(77,528,223)

Net investment loss	(225,175)	(172,760)	(780,094)	(503,341)
Net realized gain (loss)	(4,363,732)	(2,352)	19,824,157	47,423,932
Net change in unrealized appreciation (depreciation) on investments in gold	(36,979,756)	(4,914,001)	(62,688,082)	(82,432,920)

Net Assets, end of period	$400,234,820	$397,724,679	$400,234,820	$397,724,679

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2021 (unaudited)

Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$18.04	$17.54	$18.09	$18.83
Net investment loss (a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(1.44)	(0.20)	(1.48)	(1.48)

Change in net assets from operations	(1.45)	(0.21)	(1.50)	(1.50)

Net asset value per share, end of period	$16.59	$17.33	$16.59	$17.33

Market value per share, beginning of period	$17.94	$17.60	$18.18	$18.94

Market value per share, end of period	$16.50	$17.46	$16.50	$17.46

Total Return, at net asset value (b)	(8.04)%	(1.20)%	(8.29)%	(7.97)%
Total Return, at market value (b)	(8.05)%	(0.80)%	(9.27)%	(7.81)%
Net assets ($000’s)	$400,235	$397,725	$400,235	$397,725
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
(b)
Total Return, at net asset value (“NAV”) is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of any dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period and redemption of Shares at the market value on the last day of the period. Total returns for periods less than one full year are not annualized.

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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2022, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Orders to create or redeem Baskets may be placed only by Authorized Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemptio
n transactions and paid to the Trustee.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to affect any sale or resale of shares.
Changes in the shares during the three months ended September 30, 2022 and 2021 are:

	Three Months Ended
	September 30, 2022	September 30, 2021
Beginning Share Balance	33,100,000	20,800,000
Creations (representing 196 and 86 baskets, respectively)	4,900,000	2,150,000
Redemptions (representing 555 and – baskets, respectively)	(13,880,000)	—

Ending Share Balance	24,120,000	22,950,000
Changes in the shares during the nine months ended September 30, 2022 and 2021 are:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Beginning Share Balance	23,450,000	27,125,000
Creations (representing 1,066 and 153 baskets, respectively)	26,650,000	3,825,000
Redemptions (representing 1,039 and 320 baskets, respectively)	(25,980,000)	(8,000,000)

Ending Share Balance	24,120,000	22,950,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended September 30, 2022:

	Amount in ounces	Amount in US$
Balance at June 30, 2022	328,743.4	$597,326,789
Creations	48,646.5	84,962,562
Redemptions	(137,799.9)	(240,399,335)
Net realized gain (loss) from gold bullion distributed for redemptions	—	(4,334,332)
Transfer of gold to pay expenses	(141.3)	(248,189)
Net realized gain (loss) from gold transferred to pay expenses	—	(29,400)
Change in unrealized appreciation (depreciation) on investment in gold	—	(36,979,756)

Balance at September 30, 2022	239,448.7	$400,298,339

The following represents the changes in ounces of gold and the respective fair value during the nine months ended September 30, 2022:

	Amount in ounces	Amount in US$
Balance at December 31, 2021	233,111.9	$424,287,056
Creations	264,757.9	486,042,991
Redemptions	(257,995.2)	(466,387,532)
Net realized gain (loss) from gold bullion distributed for redemptions	—	19,888,824
Transfer of gold to pay expenses	(425.9)	(780,251)
Net realized gain (loss) from gold transferred to pay expenses	—	(64,667)
Change in unrealized appreciation (depreciation) on investment in gold	—	(62,688,082)

Balance at September 30, 2022	239,448.7	$400,298,339
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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2022, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, 4,900,000 shares (196 Baskets) were created in exchange for 48,646.5 ounces of gold, 13,880,000 shares (555 Baskets) were redeemed in exchange for 137,799.9 ounces of gold, and 141.3 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2022, 26,650,000 shares (1,066 Baskets) were created in exchange for 264,757.9 ounces of gold, 25,980,000 shares (1,039 Baskets) were redeemed in exchange for 257,995.2 ounces of gold, and 425.9 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $16.59 compared to $18.04 at June 30, 2022 and $18.09 at December 31, 2021. The change in the NAV per share was due to a change in the price of gold to $1,671.75 at period end, which represented a decrease of (7.99)% from $1,817.00 at June 30, 2022 and a decrease of (8.15)% from $1,820.10 at December 31, 2021.

At September 30, 2022, the Custodian held 239,448.7 ounces of gold on behalf of the Trust in its vault, with a market value of $400,298,339 (cost: $447,396,288) based on the LBMA PM Gold Price at period end.

At September 30, 2021, the Custodian held 228,243.1 ounces of gold on behalf of the Trust in its vault, with a market value of $397,782,021 (cost: $400,109,939) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended September 30, 2022 was $(41,568,663), which was due to (i) the Sponsor Fee of $(225,175) and (ii) a net realized and unrealized loss of $(41,343,488) from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of $(4,334,332), a net realized loss on gold transferred to pay expenses of $(29,400) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(36,979,756). Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2022.

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

The change in net assets from operations for the nine months ended September 30, 2022 was $(43,644,019), which was due to (i) the Sponsor Fee of $(780,094) and (ii) a net realized and unrealized loss of $(42,863,925) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $19,888,824, a net realized loss on gold transferred to pay expenses of $(64,667) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(62,688,082). Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2022.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At September 30, 2022 and 2021, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At September 30, 2022 and 2021, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 31, 2021 to September 30, 2022.

GOLDLNPM 1664.70 -11.85 1665.10 /1665.10 LBMA
At 10/11d Op 1664.70 Hi 1664.70 Lo 1664.70 Prev 1676.55 Vol 0
GOLDLNPM Index
96) Actions
97) Edit
Line Chart
12/31/2021 - 09/30/2022
Last Px
Local CCY
Mov Avgs
Key Events
1D 3D 1M 6M YTD 1Y 5Y Max Daily
Table
+ Quick-Add
Edit Chart
Track
Annotate
News
Zoom
Last Price 1671.75
High on 03/08/22 2039.05
Average 1824.31
Low on 09/27/22 1634.30
2049.51
2000
1950
1900
1850
1800
1750
1700
1671.75
1650
1600
Jan
Feb
Mar
Apr
May
Jun
Jul
Aug
Sep
02/02/22
2022

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2021 – September 30, 2022

The average, high, low and end-of-period gold prices for each quarterly period from July 1, 2021 through September 30, 2022, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
July 1, 2022 to September 30, 2022	$1,728.91	$1,808.40	Jul. 4, 2022	$1,634.30	Sep. 27, 2022	$1,671.75		Sep. 30, 2022
April 1, 2022 to June 30, 2022	$1,871.76	$1,976.75	Apr. 13, 2022	$1,809.50	May 16, 2022	$1,817.00		Jun. 30, 2022
January 1, 2022 to March 31, 2022	$1,876.05	$2,039.05	Mar. 08, 2022	$1,788.15	Jan. 28, 2022	$1,942.15		Mar. 31, 2022
October 1, 2021 to December 31, 2021	$1,794.88	$1,872.25	Nov. 16, 2021	$1,748.25	Oct. 6, 2021	$1,820.10	(2)	Dec. 31, 2021

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.

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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2022. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

In February 2022, Russia launched a large-scale invasion of Ukraine. These steps have increased tensions between its neighbors and Western countries. These developments may continue for some time and create uncertainty in the region. Russia’s actions have induced the United States and other countries to impose economic sanctions and may result in additional sanctions in the future. Such sanctions and other similar measures could cause volatility in precious metals prices and have a significant impact on Trust performance and the value of an investment in the Shares. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

Investors should be advised that there is no assurance that gold will maintain its long-term value in terms of U.S. dollar value in the future. In the event that the price of gold declines, the value of an investment in the Shares is expected to decline proportionately.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 555 Baskets (13,880,000 Shares) during the fiscal quarter ended September 30, 2022 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/22 to 7/31/22	230,000	$17.12
8/1/22 to 8/31/22	7,580,000	$17.66
9/1/22 to 9/30/22	6,070,000	$16.90

Total	13,880,000

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

Date: November 4, 2022

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.