Form 10-K
period 2022-12-31
Goldman Sachs Physical Gold ETF
filed 2023-03-02
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
1
0-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022 .
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
of the Exchange Act.).  ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates
of the registrant was $597,326,789, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.
The registrant had 24,300,000 outstanding shares as of December 31, 2022.
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

THE SPONSOR

Goldman Sachs Asset Management, L.P., a Delaware limited partnership, is the Sponsor of the Trust. Goldman Sachs Asset Management, L.P. has been registered as an investment adviser with the Securities and Exchange Commission since 1990 and is an indirect, wholly-owned subsidiary of GS Group Inc. and affiliate of Goldman Sachs & Co. LLC. Founded in 1869, GS Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm. As of December 31, 2022, Goldman Sachs Asset Management, L.P., including its investment advisory affiliates, had assets under supervision of approximately $2.30 trillion. The Sponsor’s office is located at 200 West Street, New York, NY 10282 and its phone number is 212-902-1000.

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

THE GOLD INDUSTRY

Gold Supply and Demand

Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2017-2021 and is based on information reported in Gold Focus 2022.

Tonnes	2017	2018	2019	2020	2021
SUPPLY
Mine Production	3,573	3,655	3,595	3,476	3,581
Recycling	1,112	1,132	1,276	1,293	1,136
Net Hedging Supply	—	—	6	—	—
Total Supply	4,685	4,787	4,877	4,769	4,717
DEMAND
Jewelry Fabrication	2,257	2,290	2,152	1,324	2,229
Industrial Demand	333	335	326	303	330
Net Physical Investment	1,035	1,067	844	890	1,168
Net Hedging Demand	21	12	—	39	23
Net Official Sector Buying	379	656	605	255	454
Total Demand	4,024	4,360	3,927	2,811	4,204
Market Balance	661	427	950	1,958	513
Net Investment in ETPs	271	71	398	888	(193)
Market Balance less ETPs	390	356	552	1,069	705
Gold Price (US$/oz, London)	1,257	1,268	1,393	1,770	1,799

Source: Gold Focus 2022

Totals may not add due to independent rounding.

According to the data above, gold supply averaged 4,761 tonnes (t) per year between 2017 and 2021. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,577t per year from 2017 through 2021. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,186t annually between 2017 through 2021.

According to the data above, gold demand averaged 3,868t per year between 2017 and 2021. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 53% of the identifiable demand from 2017 through 2021, followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.

Official sector, central bank purchases averaged 471t during the same period. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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

The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from December 2012 through December 2022. The price of gold in the chart is based on the LBMA Gold Price PM.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2012 – December 29, 2022

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

Global Over-the-Counter Market for Gold

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options. The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in a specific transaction. The three products relevant to the LBMA are spot (S) contracts, forward (F) contracts and options (O) contracts. A “spot contract” is a contract to buy or sell gold typically on or before two Business Days following the date of the execution of the contract. A “forward contract” is an agreement to buy or sell gold at a future date beyond the spot date at a price set at the time of the contract. An “option contract” is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of gold at a predetermined rate during a period or at a time in the future. There are twelve LBMA Market Makers who provide the service in one, two or all three products. Of the twelve LBMA Market Makers, there are seven Full Market Makers and five Market Makers. The seven Full Market Makers quoting prices in all three products are: Citibank N A, Credit Suisse AG Zurich, Goldman Sachs International, HSBC, JP Morgan Chase Bank, Morgan Stanley & Co. International plc and UBS AG. The five LBMA Market Makers who provide two-way pricing in either one or two products are: BNP Paribas SA (F), ICBC Standard Bank (S), Merrill Lynch International (S, O), Standard Chartered Bank (S, O) and Toronto-Dominion Bank (F).

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

Maintaining Allocated Gold. The Trust holds its Physical Gold in allocated form in the Allocated Account with the Custodian. The Allocated Account will be used to hold Physical Gold deposited with the Trust. The

Physical Gold is held in a segregated fashion in the name of the Trust, not commingled with other depositor funds or assets. The Trust has full title to the gold with the Custodian holding it on the Trust’s behalf. Each investor owns a pro-rata share of the Trust, and as such holds pro-rata ownership of the Trust assets, corresponding to the number of Shares held. Trust holdings are identified and published on the Trust’s website showing the unique bar number, gross weight, the assay or fineness of each bar and its fine weight. Credits or debits to the holding will be effected by physical movements of bars to or from the Trust’s physical holding. The Trust’s gold holdings are subject to periodic audits.

Minimizing the Use of Unallocated Gold. The Trust will need unallocated gold to facilitate transactions with Authorized Participants. The Custodian only will accept a delivery of gold in exchange for a Basket if it believes it can promptly convert the gold to allocated gold. The Custodian allocates, or causes to allocate, ownership of gold to the credit of the Allocated Account such that no amount of gold remains to the benefit of the Unallocated Account at the Custodian’s close of business on each Business Day. In the event that the Custodian is unable to fully effect such allocation by such time due to reasons outside of its or its Sub-Custodian’s control, the Custodian will use reasonable efforts to cause such allocation as soon as possible. The Custodian shall lend to the Unallocated Account from time to time such number of Fine Ounces as may be needed in order for the Custodian to fully allocate to the Allocated Account all of the gold standing to the Trust’s credit in the Unallocated Account (after repayment to the Custodian of any loan balance existing prior to such allocation as provided hereafter) to the Allocated Account pursuant to the standing instruction set forth in the Unallocated Account Agreement, provided that the maximum amount of gold that the Custodian will lend to the Trust at any time is 430 Fine Ounces. The Custodian will not charge the Trust any fees, interest or costs in connection with the lending of the Gold. The Custodian shall identify on its books and records and in the reports it sends to the Trustee any gold that has been borrowed in the Unallocated Account as of the date of such reports, which shall be accepted as conclusive evidence of such balance, save in the case of manifest error. On each Business Day, the Custodian may repay itself the amount of any borrowed gold from, and to the extent of, the positive balance of the Unallocated Account determined by taking into account all credits to and debits from the Unallocated Account on such Business Day but prior to the Custodian’s execution of the standing instruction to allocate contained in the Unallocated Account Agreement.

Minimizing Cash Holdings. The Trust is committed to minimizing the use of cash, keeping essentially all assets of the Trust in gold. To achieve this, the Sponsor has agreed to assume certain of the Trust’s ordinary expenses. The Trust will not normally hold cash, or any other assets besides gold.

Transactions with Authorized Participants. By allowing Authorized Participants to directly issue and redeem Baskets with the Trust, Authorized Participants may be able to take advantage of price discrepancies between the Trust’s underlying gold holdings and the value of the Shares. As a result of this incentive provided to Authorized Participants, the value of the Shares may reflect the performance of the price of gold.

Easily Accessible and Relatively Cost Efficient. The Shares offer an investment that is easily accessible and relatively cost efficient. Investors can access the gold market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use gold by using the Shares instead of using the traditional means of purchasing, trading and holding gold. Transaction costs related to the Shares may also be lower than those associated with the purchase, storage and insurance of Physical Gold.

Exchange Traded and Transparent. The Shares trade on the Cboe BZX Exchange under the symbol “AAAU” and provide investors with an efficient means to implement various investment strategies. The Trust does not hold or employ any derivatives and the Shares are backed by the assets of the Trust. Furthermore, the value of the Trust’s holdings is reported on the Trust’s website daily.

Minimal Credit Risk. The Shares represent an interest in Physical Gold owned by the Trust and held in physical custody at the Custodian. Physical Gold of the Trust is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in unallocated form to facilitate the redemptions by Authorized Participants and the payment of Trust expenses not assumed by the Sponsor, if any, the Trust’s gold is not subject to counterparty or credit risks. The gold is held in the form of Physical Gold, which is allocated to the Allocated Account and held in the Trust’s name by the Custodian. This contrasts with other financial products that gain exposure to gold through the use of derivatives or hold unallocated gold that may be subject to counterparty and credit risks.

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

•	investors’ expectations regarding future inflation rates;

•	currency exchange rate volatility;

•	interest rate volatility; and

•	unexpected political, economic, global or regional incidents, including the ongoing Russian invasion of Ukraine.

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

The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market.

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

Risks Related to the Trust and Its Operations

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

The impact of the COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem the Shares or the Custodian or any Sub-Custodian to receive or deliver gold as a result of the COVID-19 pandemic or a similar public health threat could negatively affect the Trust’s operations. In addition, market disruptions and other volatility related to global public health crises can significantly affect the price of gold and, consequently, the value of the Shares.

A prolonged COVID-19 pandemic or other future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the market for gold as well as the correlation between the price of the Shares and the Net Asset Value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor and the Trustee, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust.

Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market gold, which could adversely affect the price of the Shares.

Further, pandemics and other public health crises could interfere with or prevent the operation of the electronic auction hosted by ICE Benchmark Administration (“IBA”) to determine the LBMA Gold Price PM or the LBMA Gold Price AM, which the Trustee uses to value the gold held by the Trust and calculate the Net Asset Value of the Trust. Pandemics and other public health crises could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of the Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Holders

As of December 31, 2022, there were approximately 84 DTC participating shareholders of record of the Trust.

Dividends

The Trust has never paid any cash dividends on our shares, and it does not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds from Registered Securities

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 47 Baskets (1,170,000 Shares) during the fiscal quarter ended December 31, 2022 as set forth in the table below.

Period	Total number of Shares redeemed	Average price per Share
10/1/22 to 10/31/22	570,000	$16.64
11/1/22 to 11/30/22	400,000	$16.32
12/1/22 to 12/31/22	200,000	$17.71

TOTAL	1,170,000

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Source: Bloomberg, LBMA Gold Price PM USD versus AAAU NAV Index, August 15, 2018 – December 30, 2022

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

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the Net Asset Value of the Trust on each day that the Cboe BZX Exchange (NYSE Arca prior to February 3, 2022) is open for regular trading, as promptly as practical after 4:00 p.m. New York City time. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s Net Asset Value, the Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”). If no

LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold. At December 31, 2021 and December 31, 2022, the LBMA Gold Price AM was utilized.

	Ounces	Fair Value
Beginning balance as of December 31, 2021	233,111.9	$424,287,056
Gold bullion contributed	278,153.9	509,528,816
Gold bullion distributed	(269,606.8)	(485,943,368)
Net realized gain (loss) from gold bullion distributed for redemptions	—	18,471,011
Transfers of gold to pay expenses	(533.4)	(963,304)
Net realized gain (loss) from gold transferred to pay expenses	—	$(87,826)
Change in unrealized appreciation (depreciation) on investment in gold bullion	—	(28,288,377)

Ending balance as of December 31, 2022	241,125.6	$437,004,008

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

Review of Financial Results

For Year Ended December 31, 2022

For the year ended December 31, 2022, 28,000,000 shares (1,120 Baskets) were created in exchange for 278,153.9 ounces of gold, 27,150,000 shares (1,086 baskets) were redeemed in exchange for 269,606.8 ounces of gold, and 533.4 ounces of gold were sold to pay expenses.

At December 31, 2022, the Trust’s NAV per share was at $17.98, compared to $18.09 at December 31, 2021. The decrease in NAV per share at year-end was primarily due to a lower price of gold of $1,812.35 at period end which represented a decrease of (0.43)% from $1,820.10 at December 31, 2021.

At December 31, 2022, the Custodian held 241,125.6 ounces of gold on behalf of the Trust in its vault, with a market value of $437,004,008 (cost: $449,702,252) based on the LBMA AM Gold Price at period end.

At December 31, 2021, the Custodian held 233,111.9 ounces of gold on behalf of the Trust in its vault, with a market value of $424,287,056 (cost: $408,696,923) based on the LBMA AM Gold Price at period end.

The change in net assets from operations for the year-ended December 31, 2022 was $(10,870,549), which was due to (i) the Sponsor Fee of $(965,357) and (ii) a net realized and unrealized loss of $(9,905,192) from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(87,826), a net realized gain from gold bullion distributed for redemptions of $18,471,011 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(28,288,377). Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2022.

The change in net assets from operations for the year-ended December 31, 2021 was $(17,808,324), which was due to (i) the Sponsor Fee of $(691,756) and (ii) a net realized and unrealized loss of $(17,116,568) from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(64,093), a net realized gain from gold bullion distributed for redemptions of $47,462,394 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(64,514,869). Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2021.

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

Off-Balance Sheet Arrangement

As of December 31, 2022, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from January 1, 2022 to December 29, 2022.

The average, high, low and end-of-period gold prices for each quarterly period from January 1, 2022 through December 31, 2022, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
October 1, 2022 to December 31, 2022	$1,728.35	$1,823.55	Dec. 13, 2022	$1,628.75	Nov. 3, 2022	$1,812.35	(2)	Dec. 30, 2022
July 1, 2022 to September 30, 2022	$1,728.91	$1,808.40	Jul. 4, 2022	$1,634.30	Sep. 27, 2022	$1,671.75		Sep. 30, 2022
April 1, 2022 to June 30, 2022	$1,871.76	$1,976.75	Apr. 13, 2022	$1,809.50	May 16, 2022	$1,817.00		Jun. 30, 2022
January 1, 2022 to March 31, 2022	$1,876.05	$2,039.05	Mar. 8, 2022	$1,788.15	Jan. 28, 2022	$1,942.15		Mar. 31, 2022

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)

December 31, 2022 was the last day of the fiscal year; however, no LBMA PM Gold Price was recorded on that date. Numbers provided are from LBMA AM Gold Price on December 30, 2022, the last price recorded for the fiscal year.

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

Goldman Sachs Physical Gold ETF

Quarterly Statements of Operations

For the years ended December 31, 2022 and 2021

(Unaudited)

	Three Months ended March 31, 2022	Three Months ended June 30, 2022	Three Months ended September 30, 2022	Three Months ended December 31, 2022	Year ended December 31, 2022
EXPENSES
Custodial Sponsor fee	$(274,136)	$(280,783)	$(225,175)	$(185,263)	$(965,357)

Total expenses	(274,136)	(280,783)	(225,175)	(185,263)	(965,357)

Net investment income (loss)	(274,136)	(280,783)	(225,175)	(185,263)	(965,357)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	8,632,065	15,591,091	(4,334,332)	(1,417,813)	18,471,011
Net realized gain (loss) on gold transferred to pay expenses	(22,010)	(13,257)	(29,400)	(23,159)	(87,826)
Change in unrealized appreciation (depreciation) on investment in gold	33,232,490	(58,940,816)	(36,979,756)	34,399,705	(28,288,377)

Net realized and unrealized gain (loss) from operations	41,842,545	(43,362,982)	(41,343,488)	32,958,733	$(9,905,192)

Net increase in net assets resulting from operations	$41,568,409	$(43,643,765)	$(41,568,663)	$32,773,470	$(10,870,549)

	Three Months ended March 31, 2021	Three Months ended June 30, 2021	Three Months ended September 30, 2021	Three Months ended December 31, 2021	Year ended December 31, 2021
EXPENSES
Custodial Sponsor fee	$(171,799)	$(158,782)	$(172,760)	$(188,415)	$(691,756)

Total expenses	(171,799)	(158,782)	(172,760)	(188,415)	(691,756)

Net investment income (loss)	(171,799)	(158,782)	(172,760)	(188,415)	(691,756)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	47,462,394	—	—	—	47,462,394
Net realized gain (loss) on gold transferred to pay expenses	(17,064)	(19,046)	(2,352)	(25,631)	(64,093)
Change in unrealized appreciation (depreciation) on investment in gold	(89,908,308)	12,389,389	(4,914,001)	17,918,051	(64,514,869)

Net realized and unrealized gain (loss) from operations	(42,462,978)	12,370,343	(4,916,353)	17,892,420	$(17,116,568)

Net increase (decrease) in net assets resulting from operations	$(42,634,777)	$12,211,561	$(5,089,113)	$17,704,005	$(17,808,324)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2022. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, such duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

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

Michael Crinieri, 56, has served as the global head of Exchange Traded Funds within the Sponsor since 2014 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Executive Officer. Prior to this role, he headed the global ETF business in the Securities Division of Goldman Sachs & Co. LLC. Prior to joining the Sponsor, Mr. Crinieri worked for ten years at Morgan Stanley, where he held various positions across ETF trading, marketing and product development.

Joseph DiMaria, 53, has served as a Managing Director of the Sponsor and has managed the Goldman Sachs Fund Controllers team since 2015 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Financial Officer and Principal Accounting Officer. He currently serves as the principal financial officer, treasurer and principal accounting officer of the Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs ETF Trust, Goldman Sachs MLP and Energy Renaissance Fund and Goldman Sachs Real Estate Diversified Income Fund. Prior to joining the Sponsor, Mr. DiMaria spent 12 years with Columbia Threadneedle Investments.

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

The table below summarizes the aggregate fees for services performed by PricewaterhouseCoopers LLP, as applicable, for the years ended December 31, 2022 and 2021 were:

	2022	2021
Audit fees	$105,500	$116,000
Audit-related fees	—	—

Total	$105,500	$116,000

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

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

4.5	Description of the Shares of Goldman Sachs Physical Gold ETF Shares (incorporated by reference from Exhibit 4.5 to the Form 10-K filed on March 26, 2021)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022

99.1	Marketing Agent Services Agreement (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 14, 2020)

99.2	License Agreement (incorporated by reference from Exhibit 99.3 to the Form 8-K filed on December 14, 2020)

99.3	Amendment to License Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed on December 14, 2020)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Exhibit Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16.	Form 10-K Summary.

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

Signature		Capacity	Date

By:	/s/ Michael Crinieri Michael Crinieri	Global Head of Exchange Traded Funds (Principal Executive Officer)	March 2, 2023

By:	/s/ Joseph DiMaria Joseph DiMaria	Managing Director (Principal Financial and Accounting Officer)	March 2, 2023

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.

GOLDMAN SACHS PHYSICAL GOLD ETF
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022

F-1

Report of Independent Registered Public Accounting Firm
To the Sponsor and Shareholders of Goldman Sachs Physical Gold ETF
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of the Goldman Sachs Physical Gold ETF (the “Trust”) as of December 31, 2022 and December 31, 2021 and the related statements of operations, changes in net assets and cash flows for the years then ended, including the related notes, and the financial highlights (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and December 31, 2021 and the results of its operations, changes in its net assets, cash flows, and the financial highlights for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion
.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2023
We have served as the Trust’s auditor since 2020.

F-2

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	December 31, 2022	December 31, 2021
Assets
Investment in gold, at fair value (cost $449,702,252 and $408,696,923, respectively)	$437,004,008	$424,287,056

Total assets	437,004,008	424,287,056

Liabilities
Sponsor fee payable	65,729	63,676

Total liabilities	65,729	63,676

Net Assets	$436,938,279	$424,223,380

Shares issued and outstanding (unlimited number of shares authorized, no par value)	24,300,000	23,450,000
Net asset value per Share	$17.98	$18.09
See notes to financial statements.

F-
3

Goldman Sachs Physical Gold ETF
Schedules of Investments

December 31, 2022
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	241,125.6	$449,702,252	$437,004,008	100.02%

Total Investments		$449,702,252	$437,004,008	100.02%
Liabilities in excess of other assets			(65,729)	(0.02)%

Net Assets			$436,938,279	100.00%

December 31, 2021
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	233,111.9	$408,696,923	$424,287,056	100.02%

Total Investments		$408,696,923	$424,287,056	100.02%
Liabilities in excess of other assets			(63,676)	(0.02)%

Net Assets			$424,223,380	100.00%

See notes to financial statements.

F-
4

Goldman Sachs Physical Gold ETF
Statements of Operations

	For the year ended December 31, 2022	For the year ended December 31, 2021
Expenses
Sponsor fee	$(965,357)	$(691,756)

Total expenses	(965,357)	(691,756)

Net investment loss	(965,357)	(691,756)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	18,471,011	47,462,394
Net realized gain (loss) on gold transferred to pay expenses	(87,826)	(64,093)

Net realized gain	18,383,185	47,398,301

Net change in unrealized appreciation (depreciation) on investment in gold	(28,288,377)	(64,514,869)

Net realized and unrealized gain (loss) from operations	(9,905,192)	(17,116,568)

Net Income (Loss)	$(10,870,549)	$(17,808,324)

Net income (loss) per share	$(0.37)	$(0.83)

Average number of shares	29,762,986	21,456,781

See notes to financial statements.

F-
5

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	For the year ended December 31, 2022	For the year ended December 31, 2021
Net Assets, beginning of year	$424,223,380	$510,765,231

Creations	509,528,816	77,513,065
Redemptions	(485,943,368)	(146,246,592)

Net creations (redemptions)	23,585,448	(68,733,527)

Net investment loss	(965,357)	(691,756)
Net realized gain	18,383,185	47,398,301
Net change in unrealized depreciation investments in gold	(28,288,377)	(64,514,869)

Net Assets, end of year	$436,938,279	$424,223,380

See notes to financial statements.

F-
6

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$963,304	$673,299
Expenses – Sponsor’s fee paid	(963,304)	(673,299)

Net cash provided by operating activities	–	–

Increase (decrease) in cash	–	–
Cash, beginning of period	–	–

Cash, end of period	–	–

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net decrease in net assets resulting from operations	$(10,870,549)	$(17,808,324)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	963,304	673,299
Net realized gain (loss)	(18,383,185)	(47,398,301)
Net change in unrealized appreciation (depreciation) on investment in gold	28,288,377	64,514,869
Change in operating assets and liabilities:
Sponsor’s fee payable	2,053	18,457

Net cash provided by (used in) operating activities	$–	$–

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$509,528,816	$77,513,065
Gold bullion distributed for Shares redeemed	$(485,943,368)	$(146,246,592)
See notes to financial statements.

F-
7

Goldman Sachs Physical Gold ETF
Financial Highlights

	For the year ended December 31, 2022	For the year ended December 31, 2021
Per Share Performance (for a share outstanding throughout each year)
Net asset value per share, beginning of year	$18.09	$18.83
Net investment loss (a)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	(0.08)	(0.71)

Change in net assets from operations	(0.11)	(0.74)

Net asset value per share, end of year	$17.98	$18.09

Market value per share, beginning of year	$18.18	$18.94

Market value per share, end of year	$18.09	$18.18

Total Return, at net asset value (b)	(0.61)%	(3.93)%
Total Return, at market value (b)	(0.50)%	(4.01)%
Net assets ($000’s)	$436,938	$424,223
Ratios to average net assets
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of December 31, 2022, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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

F-
9

concluded that solely for reporting purposes (and not for any other purpose), the Trust is classified as an Investment Company (as defined in ASC 946). The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
2.2. Valuation of Gold
The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction betw een m
arket participants at the measurement date.
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

F-
10

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
Trust, and no such person has any obligation or responsibility to a Sponsor or the Trust to affect any sale or resale of shares.
Changes in the shares during the years ended December 31, 2022 and 2021 are:

	December 31, 2022	December 31, 2021
Beginning Share Balance	23,450,000	27,125,000
Creations (representing 1,120 and 173 baskets, respectively)	28,000,000	4,325,000
Redemptions (representing 1,086 and 320 baskets, respectively)	(27,150,000)	(8,000,000)

Ending Share Balance	24,300,000	23,450,000

F-1
1

2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2022 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2022:

	Amount in ounces	Amount in US$
Balance at December 31, 2021	233,111.9	$424,287,056
Creations	278,153.9	509,528,816
Redemptions	(269,606.8)	(485,943,368)
Net realized gain (loss) from gold bullion distributed for redemptions	—	18,471,011
Transfer of gold to pay expenses	(533.4)	(963,304)
Net realized gain (loss) from gold transferred to pay expenses	—	(87,826)
Change in unrealized appreciation (depreciation) on investment in gold	—	(28,288,377)

Balance at December 31, 2022	241,125.6	$437,004,008
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2021:

	Amount in ounces	Amount in US$
Balance at December 31, 2020	270,112.9	$510,810,450
Creations	43,018.7	77,513,065
Redemptions	(79,647.1)	(146,246,592)
Net realized gain (loss) from gold bullion distributed for redemptions	—	47,462,394
Transfer of gold to pay expenses	(372.6)	(673,299)
Net realized gain (loss) from gold transferred to pay expenses	—	(64,093)
Change in unrealized appreciation (depreciation) on investment in gold	—	(64,514,869)

Balance at December 31, 2021	233,111.9	$424,287,056
4. RELATED PARTIES – SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor’s Fee is payable at an annualized rate of 0.18% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior business day’s Net Asset Value and paid in cash monthly in arrears. In exchange for the Sponsor

F-1
2

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

F-1
3

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

F-1
4