Form 10-Q
period 2023-03-31
Goldman Sachs Physical Gold ETF
filed 2023-05-04
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.).  ☐    Yes  ☒    No
The registrant had 32,600,000 outstanding shares as of May 1, 2023.

Goldman Sachs Physical Gold ETF

i

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Investment in gold, at fair value (cost $487,045,569 and $449,702,252, respectively)	$511,507,670	$437,004,008

Total assets	511,507,670	437,004,008

Liabilities
Sponsor fee payable	72,358	65,729

Total liabilities	72,358	65,729

Net Assets	$511,435,312	$436,938,279

Shares issued and outstanding (unlimited number of shares authorized, no par value)	26,050,000	24,300,000
Net asset value per Share	$19.63	$17.98
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

March 31, 2023 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	258,376.4	$487,045,569	$511,507,670	100.01%

Total Investments		$487,045,569	$511,507,670	100.01%
Liabilities in excess of other assets			(72,358)	(0.01)%

Net Assets			$511,435,312	100.00%

December 31, 2022
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	241,125.6	$449,702,252	$437,004,008	100.02%

Total Investments		$449,702,252	$437,004,008	100.02%
Liabilities in excess of other assets			(65,729)	(0.02)%

Net Assets			$436,938,279	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three months ended March 31, 2023 (unaudited)	Three months ended March 31, 2022 (unaudited)
Expenses
Sponsor fee	$(218,841)	$(274,136)

Total expenses	(218,841)	(274,136)

Net investment loss	(218,841)	(274,136)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	(125,062)	8,632,065
Net realized gain (loss) on gold transferred to pay expenses	(10,863)	(22,010)

Net realized gain (loss)	(135,925)	8,610,055

Net change in unrealized appreciation on investment in gold	37,160,345	33,232,490

Net realized and unrealized gain from operations	37,024,420	41,842,545

Net Income	$36,805,579	$41,568,409

Net income per share	$1.39	$1.26

Average number of shares	26,409,000	33,008,889

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three months ended March 31, 2023 (unaudited)	Three months ended March 31, 2022 (unaudited)
Net Assets, beginning of period	$436,938,279	$424,223,380

Creations	179,902,363	270,152,783

Redemptions	(142,210,909)	(68,332,966)

Net creations	37,691,454	201,819,817

Net investment loss	(218,841)	(274,136)
Net realized gain (loss)	(135,925)	8,610,055
Net change in unrealized appreciation on investments in gold	37,160,345	33,232,490

Net Assets, end of period	$511,435,312	$667,611,606

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three months ended March 31, 2023 (unaudited)	Three months ended March 31, 2022 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$212,212	$226,416

Expenses – Sponsor’s fee paid	(212,212)	(226,416)
Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase in net assets resulting from operations	$36,805,579	$41,568,409
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	212,212	226,416
Net realized gain (loss)	135,925	(8,610,055)
Net change in unrealized appreciation (depreciation) on investment in gold	(37,160,345)	(33,232,490)
Change in operating assets and liabilities:
Sponsor’s fee payable	6,629	47,720

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued net of changes in gold receivable	$179,902,363	$270,152,783
Gold bullion contributed for Shares redeemed net of changes in gold payable	$(142,210,909)	$(68,332,966)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three months ended March 31, 2023 (Unaudited)	Three months ended March 31, 2022 (Unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$17.98	$18.09
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	1.66	1.22

Change in net assets from operations	1.65	1.21

Net asset value per share, end of period	$19.63	$19.30

Market value per share, beginning of period	$18.09	$18.18

Market value per share, end of period	$19.55	$19.23

Total Return, at net asset value (b)	9.18%	6.69%
Total Return, at market value (b)	8.07%	5.78%
Net assets ($000’s)	$511,435	$667,612
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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
The Trustee is generally responsible for the
day-to-day
administration of the Trust, including keeping the Trust’s operational records. JP Morgan Chase Bank, N.A., London branch (the “Custodian”) serves as the Custodian for the Trust’s gold bullion. The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust.
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2023, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Changes in the shares during the three months ended March 31, 2023 and 2022 are:

	March 31, 2023	March 31, 2022
Beginning Share Balance	24,300,000	23,450,000
Creations (representing 384 and 588 baskets, respectively)	9,610,000	14,700,000
Redemptions (representing 314 and 142 baskets, respectively)	(7,860,000)	(3,550,000)

Ending Share Balance	26,050,000	34,600,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended March 31, 2023:

	Amount in ounces	Amount in US$
Balance at December 31, 2022	241,125.6	$437,004,008
Creations	95,325.3	179,902,363
Redemptions	(77,961.0)	(142,210,909)
Net realized gain (loss) from gold bullion distributed for redemptions	—	(125,062)
Transfer of gold to pay expenses	(113.5)	(212,212)
Net realized gain (loss) from gold transferred to pay expenses	—	(10,863)
Change in unrealized appreciation (depreciation) on investment in gold	—	37,160,345

Balance at March 31, 2023	258,376.4	$511,507,670
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2022:

	Amount in ounces	Amount in US$
Balance at December 31, 2021	233,111.9	$424,287,056
Creations	278,153.9	509,528,816
Redemptions	(269,606.8)	(485,943,368)
Net realized gain (loss) from gold bullion distributed for redemptions	—	18,471,011
Transfer of gold to pay expenses	(533.4)	(963,304)
Net realized gain (loss) from gold transferred to pay expenses	—	(87,826)
Change in unrealized appreciation (depreciation) on investment in gold	—	(28,288,377)

Balance at December 31, 2022	241,125.6	$437,004,008

1
0

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”); Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2022 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. JP Morgan Chase Bank, N.A., London branch (the “Custodian”) serves as the Custodian for the Trust’s gold bullion. The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust.

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2023, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, 9,610,000 shares (384 Baskets) were created in exchange for 95,325.3 ounces of gold, 7,860,000 shares (314 Baskets) were redeemed in exchange for 77,961.0 ounces of gold, and 113.5 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $19.63, due to a higher price of gold of $1,979.70 at period end which represented an increase of 9.2% from $1,812.35 at December 31, 2022.

The change in net assets from operations for the three months ended March 31, 2023 was $36,805,579, which was due to (i) the Sponsor Fee of $(218,841) and (ii) a net realized and unrealized gain of $37,024,420 from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of ($125,062), a net realized loss on gold transferred to pay expenses of $(10,863) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $37,160,345. Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2023.

At March 31, 2023, the Custodian held 258,376.4 ounces of gold on behalf of the Trust in its vault, with a market value of $511,507,670 (cost: $487,045,569) based on the LBMA PM Gold Price at period end.

For the three months ended March 31, 2022, 14,700,000 shares (588 Baskets) were created in exchange for 146,085.6 ounces of gold and 122.3 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $19.30, due to a higher price of gold of $1,942.15 at period end, which represented an increase of 6.71% from $1,820.10 at December 31, 2021.

The change in net assets from operations for the three months ended March 31, 2022 was $41,568,409, which was due to (i) the Sponsor Fee of $(274,136) and (ii) a net realized and unrealized gain of $41,842,545 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $8,632,065, a net realized loss on gold transferred to pay expenses of $(22,010) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $33,232,490. Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2022.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At March 31, 2023 and 2022, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At March 31, 2023 and 2022, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2022 to March 31, 2023.

Source: Bloomberg, LBMA Gold Price PM USD, December 30, 2022 – March 31, 2023

The average, high, low and end-of-period gold prices for each quarterly period from April 1, 2022 through March 31, 2023, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
January 1, 2023 to March 31, 2023	$1,889.92	$1,993.80	Mar. 24, 2023	$1,810.95	Feb. 24, 2023	$1,979.70		Mar. 31, 2023
October 1, 2022 to December 31, 2022	$1,728.35	$1,823.55	Dec. 13, 2022	$1,628.75	Nov. 3, 2022	$1,812.35	(2)	Dec. 30, 2022
July 1, 2022 to September 30, 2022	$1,728.91	$1,808.40	Jul. 4, 2022	$1,634.30	Sep. 27, 2022	$1,671.75		Sep. 30, 2022
April 1, 2022 to June 30, 2022	$1,871.76	$1,976.75	Apr. 13, 2022	$1,809.50	May 16, 2022	$1,817.00		Jun. 30, 2022

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2023. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the 2022 Form 10-K should be carefully considered. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 7,860,000 Baskets (314 Shares) during the fiscal quarter ended March 31, 2023 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/23 to 1/31/23	—	$	—
2/1/23 to 2/28/23	7,370,000		$18.09
3/1/23 to 3/31/23	490,000		$18.21

Total	7,860,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

31.1	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Date: May 4, 2023

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.