Form 10-Q
period 2023-09-30
Goldman Sachs Physical Gold ETF
filed 2023-11-08
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 27,720,000 outstanding shares as of November 1, 2023.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Investment in gold, at fair value (cost $539,505,371 and $449,702,252, respectively)	$524,010,983	$437,004,008

Total assets	524,010,983	437,004,008

Liabilities
Sponsor fee payable	81,210	65,729

Total liabilities	81,210	65,729

Net Assets	$523,929,773	$436,938,279

Shares issued and outstanding (unlimited number of shares authorized, no par value)	28,270,000	24,300,000
Net asset value per Share	$18.53	$17.98
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
September 30, 2023 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	280,144.9	$539,505,371	$524,010,983	100.02%

Total Investments		$539,505,371	$524,010,983	100.02%
Liabilities in excess of other assets			(81,210)	(0.02)%

Net Assets			$523,929,773	100.00%

December 31, 2022

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	241,125.6	$449,702,252	$437,004,008	100.02%

Total Investments		$449,702,252	$437,004,008	100.02%
Liabilities in excess of other assets			(65,729)	(0.02)%

Net Assets			$436,938,279	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended September 30, 2023 (unaudited)	Three Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)
Expenses
Sponsor fee	$(268,238)	$(225,175)	$(773,294)	$(780,094)

Total expenses	(268,238)	(225,175)	(773,294)	(780,094)

Net investment loss	(268,238)	(225,175)	(773,294)	(780,094)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	3,044,112	(4,334,332)	3,863,639	19,888,824
Net realized gain (loss) on gold sold to pay expenses	(11,823)	(29,400)	(26,980)	(64,667)

Net realized gain (loss)	3,032,289	(4,363,732)	3,836,659	19,824,157

Net change in unrealized appreciation (depreciation) on investment in gold	(14,720,855)	(36,979,756)	(2,796,144)	(62,688,082)

Net realized and unrealized gain (loss) from operations	(11,688,566)	(41,343,488)	1,040,515	(42,863,925)

Net Income (Loss)	$(11,956,804)	$(41,568,663)	$267,221	$(43,644,019)

Net income (loss) per share	$(0.39)	$(1.44)	$0.01	$(1.37)

Average number of shares	30,940,543	28,829,457	29,963,700	31,767,070

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended September 30, 2023 (unaudited)	Three Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)
Net Assets, beginning of period	$629,127,574	$597,240,256	$436,938,279	$424,223,380

Creations	—	84,962,562	351,993,540	486,042,991
Redemptions	(93,240,997)	(240,399,335)	(265,269,267)	(466,387,532)

Net creations (redemptions)	(93,240,997)	(155,436,773)	86,724,273	19,655,459

Net investment loss	(268,238)	(225,175)	(773,294)	(780,094)
Net realized gain (loss)	3,032,289	(4,363,732)	3,836,659	19,824,157
Net change in unrealized appreciation (depreciation) on investments in gold	(14,720,855)	(36,979,756)	(2,796,144)	(62,688,082)

Net Assets, end of period	$523,929,773	$400,234,820	$523,929,773	$400,234,820

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended September 30, 2023 (unaudited)	Three Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$283,646	$248,189	$757,813	$780,251
Expenses – Sponsor’s fee paid	(283,646)	(248,189)	(757,813)	(780,251)

Net cash provided by operating activities	—	—	—	—

Increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	—	—	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(11,956,804)	$(41,568,663)	$267,221	$(43,644,019)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	283,646	248,189	757,813	780,251
Net realized (gain) loss	(3,032,289)	4,363,732	(3,836,659)	(19,824,157)
Net change in unrealized (appreciation) depreciation on investment in gold	14,720,855	36,979,756	2,796,144	62,688,082
Change in operating assets and liabilities:
Sponsor’s fee payable	(15,408)	(23,014)	15,481	(157)

Net cash provided by (used in) operating activities	$—	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued net of changes in gold receivable	$—	$84,962,562	$351,993,540	$486,042,991
Gold bullion contributed for Shares redeemed net of changes in gold payable	$(93,240,997)	$(240,399,335)	$(265,269,267)	$(466,387,532)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended September 30, 2023 (unaudited)	Three Months Ended September 30, 2022 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2022 (unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$18.96	$18.04	$17.98	$18.09
Net investment loss (a)	(0.01)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(0.42)	(1.44)	0.58	(1.48)

Change in net assets from operations	(0.43)	(1.45)	0.55	(1.50)

Net asset value per share, end of period	$18.53	$16.59	$18.53	$16.59

Market value per share, beginning of period	$19.04	$17.94	$18.09	$18.18

Market value per share, end of period	$18.31	$16.50	$18.31	$16.50

Total Return, at net asset value (b)	(2.27)%	(8.04)%	3.06%	(8.29)%
Total Return, at market value (b)	(3.81)%	(8.05)%	1.22%	(9.27)%
Net assets ($000’s)	$523,930	$400,235	$523,930	$400,235
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2023, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Changes in the shares during the three months ended September 30, 2023 and 2022 are:

	Three Months Ended
	September 30, 2023	September 30, 2022
Beginning Share Balance	33,190,000	33,100,000
Creations (representing – and 196 baskets, respectively)	—	4,900,000
Redemptions (representing 197 and 555 baskets, respectively)	(4,920,000)	(13,880,000)

Ending Share Balance	28,270,000	24,120,000
Changes in the shares during the nine months ended September 30, 2023 and 2022 are:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Beginning Share Balance	24,300,000	23,450,000
Creations (representing 732 and 1,066 baskets, respectively)	18,290,000	26,650,000
Redemptions (representing 573 and 1,039 baskets, respectively)	(14,320,000)	(25,980,000)

Ending Share Balance	28,270,000	24,120,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended September 30, 2023:

	Amount in ounces	Amount in US$
Balance at June 30, 2023	329,049.1	$629,224,192
Creations	—	—
Redemptions	(48,758.0)	(93,240,997)
Net realized gain (loss) from gold bullion distributed for redemptions	—	3,044,112
Sale of gold to pay expenses	(146.2)	(283,646)
Net realized gain (loss) from gold sold to pay expenses	—	(11,823)
Change in unrealized appreciation (depreciation) on investment in gold	—	(14,720,855)

Balance at September 30, 2023	280,144.9	$524,010,983

The following represents the changes in ounces of gold and the respective fair value during the nine months ended September 30, 2023:

	Amount in ounces	Amount in US$
Balance at December 31, 2022	241,125.6	$437,004,008
Creations	181,396.6	351,993,540
Redemptions	(141,985.5)	(265,269,267)
Net realized gain (loss) from gold bullion distributed for redemptions	—	3,863,639
Sale of gold to pay expenses	(391.8)	(757,813)
Net realized gain (loss) from gold sold to pay expenses	—	(26,980)
Change in unrealized appreciation (depreciation) on investment in gold	—	(2,796,144)

Balance at September 30, 2023	280,144.9	$524,010,983
4. RELATED PARTIES – SPONSOR, TRUSTEE, CUSTODIAN AND
MARKETING
FEES

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. The Sponsor’s Fee is payable at an annualized rate of
0.18
% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior business day’s Net Asset Value and paid in cash monthly in arrears. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap (as defined below): fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the Cboe BZX Exchange; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the unallocated account and the first two audits of the Physical Gold held in the allocated account during any fiscal year (with the expense of any further examination or audits during such fiscal year to be an expense of the Trust). The Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), the Trustee’s expenses not reimbursed by the Sponsor pursuant to the Trust Agreement, indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the Trust, and otherwise as set forth in the Trust Agreement. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust. The Fee Cap is a maximum amount equal to the greater of $
500,000
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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2023, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three and Nine Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, – shares (– Baskets) were created in exchange for – ounces of gold, 4,920,000 shares (197 Baskets) were redeemed in exchange for 48,758.0 ounces of gold, and 146.2 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2023, 18,290,000 shares (732 Baskets) were created in exchange for 181,396.6 ounces of gold, 14,320,000 shares (573 Baskets) were redeemed in exchange for 141,985.5 ounces of gold, and 391.8 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $18.53 compared to $18.96 at June 30, 2023 and $17.98 at December 31, 2022. The change in the NAV per share was due to a change in the price of gold to $1,870.50 at period end, which represented a decrease of (2.18)% from $1,912.25 at June 30, 2023 and an increase of 3.21% from $1,812.35 at December 31, 2022.

For the three months ended September 30, 2022, 4,900,000 shares (196 Baskets) were created in exchange for 48,646.5 ounces of gold, 13,880,000 shares (555 Baskets) were redeemed in exchange for 137,799.9 ounces of gold, and 141.3 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2022, 26,650,000 shares (1,066 Baskets) were created in exchange for 264,757.9 ounces of gold, 25,980,000 shares(1,039 Baskets) were redeemed in exchange for 257,995.2 ounces of gold, and 425.9 ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $16.59 compared to $18.04 at June 30, 2022 and $18.09 at December 31, 2021. The change in the NAV per share was due to a change in the price of gold to $1,671.75 at period end, which represented a decrease of (7.99)% from $1,817.00 at June 30, 2022 and a decreaseof (8.15)% from $1,820.10 at December 31, 2021.

At September 30, 2023, the Custodian held 280,144.9 ounces of gold on behalf of the Trust in its vault, with a market value of $524,010,983 (cost: $539,505,371) based on the LBMA PM Gold Price at period end.

At September 30, 2022, the Custodian held 239,448.7 ounces of gold on behalf of the Trust in its vault, with a market value of $400,298,339 (cost: $447,396,288) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended September 30, 2023 was $(11,956,804), which was due to (i) the Sponsor Fee of $(268,238) and (ii) a net realized and unrealized loss of $(11,688,566) from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of $3,044,112, a net realized loss on gold sold to pay expenses of $(11,823) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(14,720,855). Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2023.

The change in net assets from operations for the three months ended September 30, 2022 was $(41,568,663), which was due to (i) the Sponsor Fee of $(225,175) and (ii) a net realized and unrealized loss of $(41,343,488) from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of $(4,334,332), a net realized loss on gold sold to pay expenses of $(29,400) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(36,979,756). Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2022.

The change in net assets from operations for the nine months ended September 30, 2023 was $267,221, which was due to (i) the Sponsor Fee of $(773,294) and (ii) a net realized and unrealized gain of $1,040,515 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $3,863,639, a net realized loss on gold sold to pay expenses of $(26,980) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(2,796,144). Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2023.

The change in net assets from operations for the nine months ended September 30, 2022 was $(43,644,019), which was due to (i) the Sponsor Fee of $(780,094) and (ii) a net realized and unrealized loss of $(42,863,925) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $19,888,824, a net realized loss on gold sold to pay expenses of $(64,667) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(62,688,082). Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2022.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At September 30, 2023 and 2022, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At September 30, 2023 and 2022, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2022 to September 30, 2023.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2022 – September 30, 2023

The average, high, low and end-of-period gold prices for each quarterly period from October 1, 2022 through September 30, 2023, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
July 1, 2023 to September 30, 2023	$1,928.78	$1,976.10	Jul. 20, 2023	$1,870.50	Sep. 29, 2023	$1,870.50		Sep. 29, 2023
April 1, 2023 to June 30, 2023	$1,975.93	$2,048.45	Apr. 13, 2023	$1,899.60	Jun. 29, 2023	$1,912.25		Jun. 30, 2023
January 1, 2023 to March 31, 2023	$1,889.92	$1,993.80	Mar. 24, 2023	$1,810.95	Feb. 24, 2023	$1,979.70		Mar. 31, 2023
October 1, 2022 to December 31, 2022	$1,728.35	$1,823.55	Dec. 13, 2022	$1,628.75	Nov. 3, 2022	$1,812.35	(2)	Dec. 30, 2022

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2023. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 197 Baskets (4,920,000 Shares) during the fiscal quarter ended September 30, 2023 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/23 to 7/31/23	800,000	$19.29
8/1/23 to 8/31/23	3,340,000	$18.86
9/1/23 to 9/30/23	780,000	$18.99

Total	4,920,000

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

Date: November 8, 2023

* The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.