Form 10-K
period 2023-12-31
Goldman Sachs Physical Gold ETF
filed 2024-03-07
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2023.
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
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
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
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates
of the registrant was $629,127,574, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.
The registrant had 31,006,000 outstanding shares as of December 31, 2023.
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

“Securities Act” – The Securities Act of 1933, as amended.

“Settlement Date” – The second business day following the purchase or redemption order date (and on and after no later than May 28, 2024, the first business day following the purchase or redemption order date, or any such shorter settlement cycle as may be in effect from time to time pursuant to Rule 15c6-1 under the Exchange Act).

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

THE SPONSOR

Goldman Sachs Asset Management, L.P., a Delaware limited partnership, is the Sponsor of the Trust. Goldman Sachs Asset Management, L.P. has been registered as an investment adviser with the Securities and Exchange Commission since 1990 and is an indirect, wholly-owned subsidiary of GS Group Inc. and affiliate of Goldman Sachs & Co. LLC. Founded in 1869, GS Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm. As of December 31, 2023, Goldman Sachs Asset Management, L.P., including its investment advisory affiliates, had assets under supervision of approximately $2.54 trillion. The Sponsor’s office is located at 200 West Street, New York, NY 10282 and its phone number is 212-902-1000.

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

THE GOLD INDUSTRY

Gold Supply and Demand

Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2018-2022 and is based on information reported in Gold Focus 2022.

Tonnes	2018	2019	2020	2021	2022
SUPPLY
Mine Production	3,656	3,596	3,482	3,581	3,628
Recycling	1,132	1,276	1,293	1,136	1,141
Net Hedging Supply	—	6	—	—	—
Total Supply	4,788	4,878	4,775	4,717	4,768
DEMAND
Jewelry Fabrication	2,290	2,152	1,324	2,230	2,192
Industrial Demand	335	326	303	330	307
Net Physical Investment	1,068	849	900	1,183	1,216
Net Hedging Demand	12	—	39	7	11
Net Official Sector Buying	656	605	255	450	1,083
Total Demand	4,360	3,932	2,820	4,200	4,810
Market Balance	427	946	1,955	517	(42)
Net Investment in ETPs	74	400	892	(189)	(110)
Market Balance less ETPs	353	546	1,062	706	69
Gold Price (US$/oz, London)	1,268	1,393	1,770	1,799	1,800

Source: Gold Focus 2023

Totals may not add due to independent rounding.

According to the data above, gold supply averaged 4,785 tonnes (t) per year between 2018 and 2022. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,589t per year from 2018 through 2022. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,196t annually between 2018 through 2022.

According to the data above, gold demand averaged 4,024t per year between 2018 and 2022. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 51% of the identifiable demand from 2018 through 2022, followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.

Official sector, central bank purchases averaged 610t during the same period. The prominence given by market commentators to this activity coupled with the total amount of gold held by the official sector has resulted in this area being one of the more visible shifts in the gold market.

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

The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from December 2013 through December 2023. The price of gold in the chart is based on the LBMA Gold Price PM.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2013 – December 29, 2023

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

Global Over-the-Counter Market for Gold

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options. The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in a specific transaction. The three products relevant to the LBMA are spot (S) contracts, forward (F) contracts and options (O) contracts. A “spot contract” is a contract to buy or sell gold typically on or before two Business Days following the date of the execution of the contract. A “forward contract” is an agreement to buy or sell gold at a future date beyond the spot date at a price set at the time of the contract. An “option contract” is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of gold at a predetermined rate during a period or at a time in the future. There are eleven LBMA Market Makers who provide the service in one, two or all three products. Of the eleven LBMA Market Makers, there are six Full Market Makers and five Market Makers. The six Full Market Makers quoting prices in all three products are: Citibank N A, Goldman Sachs International, HSBC Bank Plc, JP Morgan Chase Bank, Morgan Stanley & Co. International Plc and UBS AG. The five LBMA Market Makers who provide two-way pricing in either one or two products are: BNP Paribas SA (F), ICBC Standard Bank Plc (F, S), Merrill Lynch International (S, O), Standard Chartered Bank (S, O) and Toronto-Dominion Bank (F).

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

Certain Authorized Participants are expected to have the ability to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. Each Authorized Participant will be registered as a broker-dealer under the Exchange Act, and regulated by FINRA or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants will be regulated under federal and state banking laws and regulations. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for crediting its account, if held at the Custodian, with the required gold deposit amount and, if the Authorized Participant does not maintain its account with the Custodian, causing the required gold deposit to be transferred to the Custodian, by 4:00 p.m. London time on the Settlement Date. No Shares are issued unless and until the Custodian has informed the Trustee that the corresponding amount of gold has been delivered to the Unallocated Account for each Basket requested and that the Custodian has allocated the corresponding amount of gold to the Allocated Account. Upon transfer of the gold deposit amount to the Trust, the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of gold, until such gold has been received by the Custodian on behalf of the Trust, shall be borne solely by the Authorized Participant.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust no later than the Settlement Date. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

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

Delivery of Redemption Distribution

The redemption distribution due from the Trust is delivered to the Authorized Participant on the Settlement Date if, by 9:00 a.m. New York City time on the Settlement Date, the Trustee’s DTC account has been credited with the Baskets to be redeemed.

The Custodian will arrange for the redemption amount in gold to be transferred from the Allocated Account to the Unallocated Account, and, ultimately, to the redeeming Authorized Participant’s account. With respect to a redemption order provided in the ordinary course, the Custodian shall deliver unallocated gold to the account indicated by the redeeming Authorized Participant in its redemption order by 4:00 p.m. London Time on the Settlement Date.

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

•	investors’ expectations regarding future inflation rates;

•	currency exchange rate volatility;

•	interest rate volatility; and

•	unexpected political, economic, global or regional incidents, including the Israel-Hamas war and the continuation of the war in Ukraine.

In February 2022, Russia launched a large-scale invasion of Ukraine. These steps have increased tensions between its neighbors and Western countries. These developments have continued for some time and created uncertainties in the region. Russia’s actions have induced the United States and other countries to impose economic sanctions and may result in additional sanctions in the future. Such sanctions and other similar measures could cause volatility in precious metals prices and have a significant impact on Trust performance and the value of an investment in the Shares. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine or any other geopolitical conflicts, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of any such conflict could disturb the gold market.

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

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem the Shares or the Custodian or any Sub-Custodian to receive or deliver gold as a result of a public health threat could negatively affect the Trust’s operations. In addition, market disruptions and other volatility related to global public health crises can significantly affect the price of gold and, consequently, the value of the Shares.

A public health emergency could result in an increase of the costs of the Trust and affect liquidity in the market for gold as well as the correlation between the price of the Shares and the Net Asset Value of the Trust, any of which could adversely affect the value of your Shares. In addition, a public health emergency could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor and the Trustee, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Trust, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Trust does not have any directors, officers, or employees. The Sponsor, an indirect, wholly owned subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs) and an affiliate of Goldman Sachs & Co. LLC, generally oversees the performance of the Trustee and the Trust’s principal service providers. The Trustee in turn is generally responsible for the day-to-day administration of the Trust. The Sponsor and the Trust rely on Goldman Sachs’ cybersecurity policy, which also applies to the Trust. The Sponsor and the Trust also rely on the systems of GS Group Inc., its third-party service providers, and the Trust’s service providers.

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within Engineering, and overseen by Goldman Sachs’ chief information officer. This program is designed to identify, assess, document, and mitigate threats, establish, and evaluate compliance with information security mandates, adopt and apply the security control framework, and prevent, detect, and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:

•	Training and education, to enable Goldman Sachs’ people to recognize information and cybersecurity concerns and respond accordingly;

•	Identity and access management, including entitlement management and production access;

•	Application and software security, including software change management, open source software, and backup and restoration;

•	Infrastructure security, including monitoring Goldman Sachs’ network for known vulnerabilities and signs of unauthorized attempts to access the firm’s data and systems;

•	Mobile security, including mobile applications;

•	Data security, including cryptography and encryption, database security, data erasure and media disposal;

•	Cloud computing, including governance and security of cloud applications, and software-as-a-service data;

•	Onboarding;

•	Technology operations, including change management, incident management, capacity and resilience; and

•	Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.

In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Trust). Information security risk management is built into the vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance

GS Group Inc.’s board of directors (the “GS Board”) provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The GS Board, both directly and through its committees, including its Risk and Audit Committees, receives periodic reports and updates from an officer of Goldman Sachs regarding the overall state of the cybersecurity program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

The chief risk officer, chief information officer and chief technology officer of Goldman Sachs among others, periodically brief the GS Board on operational and technology risks, including cybersecurity risks. The GS Board also receives regular briefings from the chief information security officer of Goldman Sachs (“CISO”) on a range of cybersecurity-related topics, including the status of the Cybersecurity Program, emerging cybersecurity threats, mitigation strategies and related regulatory engagements. In addition, these are topics on which various directors maintain an ongoing dialogue with the CISO, chief information officer, and chief technology officer.

The CISO is responsible for managing and implementing the Cybersecurity Program and reports directly to the chief information officer. The CISO oversees the Technology Risk team, which assesses and manages material risks from cybersecurity threats, sets firmwide control requirements, assesses adherence to controls, and oversees incident detection and response.

Goldman Sachs has a series of committees that oversee the implementation of the cybersecurity risk management strategy and framework. These committees are informed about cybersecurity incidents and risks by designated members of Technology Risk and Operational Risk teams, who periodically report to these committees about the Cybersecurity Program, including the efforts of the Technology Risk and Operational Risk teams to prevent, detect, mitigate and remediate incidents and threats. These committees enable formal escalation and reporting of risks, and the CISO and other members of Technology Risk provide regular briefings to these committees.

The following are the primary committees and steering groups that oversee Goldman Sachs’ Cybersecurity Program:

•	The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk and seeks to ensure business and operational resilience.

•

The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees cybersecurity matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is chaired by the chief technology officer and reports to the Firmwide Operational Risk and Resilience Committee.

•

The Engineering Risk Steering Group oversees Engineering risk decisions, monitors control performance and reviews approaches to comply with current and emerging regulation applicable to Engineering. This committee is chaired by the CISO (who also serves on the Firmwide Technology Risk Committee) and reports to the Firmwide Technology Risk Committee.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Trust did not identify any risks from cybersecurity threats, including previous cybersecurity incidents, that the Trust believes materially affected, or are reasonably likely to materially affect, the Trust, including its business strategy, operational results, and financial condition.

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

Holders

As of December 31, 2023, there were approximately 91 DTC participating shareholders of record of the Trust.

Dividends

The Trust has never paid any cash dividends on our shares, and it does not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds from Registered Securities

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 57 Baskets (1,420,000 Shares) during the fiscal quarter ended December 31, 2023 as set forth in the table below.

Period	Total number of Shares redeemed	Average price per Share
10/1/23 to 10/31/23	550,000	$19.01
11/1/23 to 11/30/23	600,000	$20.00
12/1/23 to 12/31/23	270,000	$20.36

TOTAL	1,420,000

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

Source: Bloomberg, LBMA Gold Price PM USD versus AAAU NAV Index, August 15, 2018 – December 30, 2023

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

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the Net Asset Value of the Trust on each day that the Cboe BZX Exchange (NYSE Arca prior to February 3, 2022) is open for regular trading, as promptly as practical after 4:00 p.m. New York City time. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s Net Asset Value, the Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”). If no LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold. At December 31, 2022 and December 31, 2023, the LBMA Gold Price AM was utilized.

	Ounces	Fair Value
Beginning balance as of December 31, 2022	241,125.6	$437,004,008
Gold bullion contributed	222,564.6	433,194,841
Gold bullion distributed	(156,051.8)	(293,222,102)
Net realized gain (loss) from gold bullion distributed for redemptions	—	5,466,766
Transfers of gold to pay expenses	(518.9)	$(1,005,875)
Net realized gain (loss) from gold transferred to pay expenses	—	(35,485)
Change in unrealized appreciation (depreciation) on investment in gold bullion	—	52,001,106

Ending balance as of December 31, 2023	307,119.5	$633,403,259

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

Review of Financial Results

For Year Ended December 31, 2023

For the year ended December 31, 2023, 22,446,000 shares (898 Baskets) were created in exchange for 222,564.6 ounces of gold, 15,740,000 shares (630 baskets) were redeemed in exchange for 156,051.8 ounces of gold, and 518.9 ounces of gold were sold to pay expenses.

At December 31, 2023, the Trust’s NAV per share was at $20.43, compared to $17.98 at December 31, 2022. The increase in NAV per share at year-end was primarily due to a higher price of gold of $2,062.40 at period end which represented an increase of 13.80% from $1,812.35 at December 31, 2022.

At December 31, 2023, the Custodian held 307,119.5 ounces of gold on behalf of the Trust in its vault, with a market value of $633,403,259 (cost: $594,100,397) based on the LBMA AM Gold Price at period end.

At December 31, 2022, the Custodian held 241,125.6 ounces of gold on behalf of the Trust in its vault, with a market value of $437,004,008 (cost: $449,702,252) based on the LBMA AM Gold Price at period end.

The change in net assets from operations for the year ended December 31, 2023 was $56,397,249, which was due to (i) the Sponsor Fee of $(1,035,138) and (ii) a net realized and unrealized gain of $57,432,387 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(35,485), net realized gain from gold bullion distributed for redemptions of $5,466,766 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $52,001,106. Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2023.

The change in net assets from operations for the year ended December 31, 2022 was $(10,870,549), which was due to (i) the Sponsor Fee of $(965,357) and (ii) a net realized and unrealized loss of $(9,905,192) from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(87,826), a net realized gain from gold bullion distributed for redemptions of $18,471,011 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(28,288,377). Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2022.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At December 31, 2023, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

As of December 31, 2023, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from January 1, 2023 to December 29, 2023.

Daily gold price – January 1, 2023 to December 31, 2023

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for each quarterly period from January 1, 2023 through December 31, 2023, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
October 1, 2023 to December 31, 2023	$1,969.86	$2,078.40	Dec. 28, 2023	$1,818.95	Oct. 4, 2023	$2,062.40	(2)	Dec. 29, 2023
July 1, 2023 to September 30, 2023	$1,928.78	$1,976.10	Jul. 20, 2023	$1,870.50	Sep. 29, 2023	$1,870.50		Sep. 29, 2023
April 1, 2023 to June 30, 2023	$1,975.93	$2,048.45	Apr. 13, 2023	$1,899.60	Jun. 29, 2023	$1,912.25		Jun. 30, 2023
January 1, 2023 to March 31, 2023	$1,889.92	$1,993.80	Mar. 24, 2023	$1,810.95	Feb. 24, 2023	$1,979.70		Mar. 31, 2023

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)

December 31, 2023 was the last day of the fiscal year; however, no LBMA PM Gold Price was recorded on that date. Numbers provided are from LBMA AM Gold Price on December 29, 2023, the last price recorded for the fiscal year.

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

Item 8. Financial Statements and Supplementary Data.

Goldman Sachs Physical Gold ETF

Quarterly Statements of Operations

For the years ended December 31, 2023 and 2022

(Unaudited)

	Three Months ended March 31, 2023	Three Months ended June 30, 2023	Three Months ended September 30, 2023	Three Months ended December 31, 2023	Year ended December 31, 2023
EXPENSES
Custodial Sponsor fee	$(218,841)	$(286,215)	$(268,238)	$(261,844)	$(1,035,138)

Total expenses	(218,841)	(286,215)	(268,238)	(261,844)	(1,035,138)

Net investment income (loss)	(218,841)	(286,215)	(268,238)	(261,844)	(1,035,138)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	(125,062)	944,589	3,044,112	1,603,127	5,466,766
Net realized gain (loss) on gold transferred to pay expenses	(10,863)	(4,294)	(11,823)	(8,505)	(35.485)
Change in unrealized appreciation (depreciation) on investment in gold	37,160,345	(25,235,634)	(14,720,855)	54,797,250	52,001,106

Net realized and unrealized gain (loss) from operations	37,024,420	(24,295,339)	(11,688,566)	56,391,872	$57,432,387

Net increase in net assets resulting from operations	$36,805,579	$(24,581,554)	$(11,956,804)	$56,130,028	$56,397,249

	Three Months ended March 31, 2022	Three Months ended June 30, 2022	Three Months ended September 30, 2022	Three Months ended December 31, 2022	Year ended December 31, 2022
EXPENSES
Custodial Sponsor fee	$(274,136)	$(280,783)	$(225,175)	$(185,263)	$(965,357)

Total expenses	(274,136)	(280,783)	(225,175)	(185,263)	(965,357)

Net investment income (loss)	(274,136)	(280,783)	(225,175)	(185,263)	(965,357)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	8,632,065	15,591,091	(4,334,332)	(1,417,813)	18,471,011
Net realized gain (loss) on gold transferred to pay expenses	(22,010)	(13,257)	(29,400)	(23,159)	(87,826)
Change in unrealized appreciation (depreciation) on investment in gold	33,232,490	(58,940,816)	(36,979,756)	34,399,705	(28,288,377)

Net realized and unrealized gain (loss) from operations	41,842,545	(43,362,982)	(41,343,488)	32,958,733	$(9,905,192)

Net increase in net assets resulting from operations	$41,568,409	$(43,643,765)	$(41,568,663)	$32,773,470	$(10,870,549)

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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2023. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, such duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report does not include an attestation report of the registrant’s registered public accounting firm due to a an exemption established by rules of the SEC for a non-accelerated filer.

Item 9B. Other Information.

(a) Not applicable.

(b) The Trust does not have any directors, officers or employees.

No authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the fiscal year ended December 31, 2023.

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

On March 1, 2024, Goldman Sachs Asset Management, L.P. (the “Sponsor”), sponsor of Goldman Sachs Physical Gold ETF (the “Trust”), appointed Alyson Shupe, who is an officer of the Sponsor, to perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Executive Officer, effective March 1, 2024.

Alyson Shupe, 37, has served as a Managing Director and head of the Global Product Strategy Group for the Sponsor since 2023. In this role, Ms. Shupe is responsible for overseeing the development and prioritization of public markets products, including the launch of new products, as well as shaping and positioning the existing platform. Prior to this role, Ms. Shupe was head of Product Strategy for JP Morgan Asset Management’s US Advisor and Latin America client businesses, which she had led since 2018. Before joining the Product Strategy team in 2011, Ms. Shupe was an analyst in JP Morgan’s Global Private Bank. Ms. Shupe earned a BBA in Finance, a BBA in Business Economics and a BA in Spanish from Ohio University in 2008.

Ms. Shupe replaces Michael Crinieri to perform the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Executive Officer, effective March 1, 2024.

Michael Crinieri, 56, served as the global head of Exchange Traded Funds within the Sponsor from 2014 to 2023 and performed the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Executive Officer. Prior to this role, he headed the global ETF business in the Securities Division of Goldman Sachs & Co. LLC. Prior to joining the Sponsor, Mr. Crinieri worked for ten years at Morgan Stanley, where he held various positions across ETF trading, marketing and product development.

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

Item 14. Principal Accounting Fees and Services.

The table below summarizes the aggregate fees for services performed by PricewaterhouseCoopers LLP, as applicable, for the years ended December 31, 2023 and 2022 were:

	2023	2022
Audit fees	$106,000	$105,000
Audit-related fees	—	—

Total	$106,000	$105,000

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

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

Exhibit No.	Exhibit Description

4.5	Description of the Shares of Goldman Sachs Physical Gold ETF Shares (incorporated by reference from Exhibit 4.5 on the Form 10-K filed on March 26, 2021)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023

97.1*	Policy and Procedures Regarding Clawback Policy

99.1	Marketing Agent Services Agreement (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 14, 2020)

99.2	License Agreement (incorporated by reference from Exhibit 99.3 to the Form 8-K filed on December 14, 2020)

99.3	Amendment to License Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed on December 14, 2020)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned*, thereunto duly authorized.

GOLDMAN SACHS ASSET MANAGEMENT, L.P.

Sponsor of Goldman Sachs Physical Gold ETF
By:	/s/ Alyson Shupe
Alyson Shupe
Head of Global Product Strategy Group (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature		Capacity	Date
By:	/s/ Alyson Shupe Alyson Shupe	Head of Global Product Strategy Group (Principal Executive Officer)	March 7, 2024

By:	/s/ Joseph DiMaria Joseph DiMaria	Managing Director (Principal Financial and Accounting Officer)	March 7, 2024

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.

GOLDMAN SACHS PHYSICAL GOLD ETF
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm
To the Sponsor and Shareholders of Goldman Sachs Physical Gold ETF
Opinion on the Financial Statements
We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Goldman Sachs Physical Gold ETF (the “Trust”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets and cash flows for the years then ended, including the related notes, and the financial highlights for the years then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, its cash flows, and the financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.
/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
March 7
, 2024
We have served as the Trust’s auditor since 20
2
0.

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets
Investment in gold, at fair value (cost $594,100,397 and $449,702,252, respectively)	$633,403,259	$437,004,008
Receivable for Trust shares sold	7,148,871	—

Total assets	640,552,130	437,004,008

Liabilities
Payable for gold purchased	7,148,871	—
Sponsor fee payable	94,992	65,729

Total liabilities	7,243,863	65,729

Net Assets	$633,308,267	$436,938,279

Shares issued and outstanding ( unli m ited number of shares authorized, no par value)	31,006,000	24,300,000
Net asset value per Share	$20.43	$17.98
See notes to financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

December 31, 2023
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	307,119.5	$594,100,397	$633,403,259	100.01%

Total Investments		$594,100,397	$633,403,259	100.01%
Liabilities in excess of other assets			(94,992)	(0.01)%

Net Assets			$633,308,267	100.00%

December 31, 2022
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	241,125.6	$449,702,252	$437,004,008	100.02%

Total Investments		$449,702,252	$437,004,008	100.02%
Liabilities in excess of other assets			(65,729)	(0.02)%

Net Assets			$436,938,279	100.00%

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	For the year ended December 31, 2023	For the year ended December 31, 2022
Expenses
Sponsor fee	$(1,035,138)	$(965,357)

Total expenses	(1,035,138)	(965,357)

Net investment loss	(1,035,138)	(965,357)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	5,466,766	18,471,011
Net realized gain (loss) on gold transferred to pay expenses	(35,485)	(87,826)

Net realized gain	5,431,281	18,383,185

Net change in unrealized appreciation (depreciation) on investment in gold	52,001,106	(28,288,377)

Net realized and unrealized gain (loss) from operations	57,432,387	(9,905,192)

Net Increase (Decrease) in Net Assets resulting from operations	$56,397,249	$(10,870,549)

Net Increase (Decrease) in Net Assets resulting from operations per share	$1.89	$(0.37)

Average number of shares	29,841,315	29,762,986

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net Assets, beginning of year	$436,938,279	$424,223,380

Creations	433,194,841	509,528,816
Redemptions	(293,222,102)	(485,943,368)

Net creations (redemptions)	139,972,739	23,585,448

Net investment loss	(1,035,138)	(965,357)
Net realized gain	5,431,281	18,383,185
Net change in unrealized appreciation (depreciation) investments in gold	52,001,106	(28,288,377)

Net Assets, end of year	$633,308,267	$436,938,279

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statement of Cash Flows

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$1,005,875	$963,304
Expenses – Sponsor’s fee paid	(1,005,875)	(963,304)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of year	—	—

Cash, end of year	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase ( decrease ) in net assets resulting from operations	$56,397,249	$(10,870,549)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	1,005,875	963,304
Net realized gain (loss)	(5,431,281)	(18,383,185)
Net change in unrealized appreciation (depreciation) on investment in gold	(52,001,106)	28,288,377
Change in operating assets and liabilities:
Sponsor’s fee payable	29,263	2,053

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$433,194,841	$509,528,816
Gold bullion distributed for Shares redeemed	$(293,222,102)	$(485,943,368)
See notes to financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	For the year ended December 31, 2023	For the year ended December 31, 2022
Per Share Performance (for a share outstanding throughout each year)
Net asset value per share, beginning of year	$17.98	$18.09
Net investment loss (a)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	2.48	(0.08)

Change in net assets from operations	2.45	(0.11)

Net asset value per share, end of year	$20.43	$17.98

Market value per share, beginning of year	$18.09	$18.18

Market value per share, end of year	$20.44	$18.09

Total Return, at net asset value (b)	13.63%	(0.61)%
Total Return, at market value (b)	12.99%	(0.50)%
Net assets ($000’s)	$633,308	$436,938
Ratios to average net assets
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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
Changes in the shares during the years ended December 31, 2023 and 2022 are:

	December 31, 2023	December 31, 2022
Beginning Share Balance	24,300,000	23,450,000
Creations (representing 898 and 1,120 baskets, respectively)	22,446,000	28,000,000
Redemptions (representing 630 and 1,086 baskets, respectively)	(15,740,000)	(27,150,000)

Ending Share Balance	31,006,000	24,300,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2023:

	Amount in ounces	Amount in US$
Balance at December 31, 2022	241,125.6	$437,004,008
Creations	222,564.6	433,194,841
Redemptions	(156,051.8)	(293,222,102)
Net realized gain (loss) from gold bullion distributed for redemptions	—	5,466,766
Transfer of gold to pay expenses	(518.9)	(1,005,875)
Net realized gain (loss) from gold transferred to pay expenses	—	(35,485)
Change in unrealized appreciation (depreciation) on investment in gold	—	52,001,106

Balance at December 31, 2023	307,119.5	$633,403,259
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2022:

	Amount in ounces	Amount in US$
Balance at December 31, 2021	233,111.9	$424,287,056
Creations	278,153.9	509,528,816
Redemptions	(269,606.8)	(485,943,368)
Net realized gain (loss) from gold bullion distributed for redemptions	—	18,471,011
Transfer of gold to pay expenses	(533.4)	(963,304)
Net realized gain (loss) from gold transferred to pay expenses	—	(87,826)
Change in unrealized appreciation (depreciation) on investment in gold	—	(28,288,377)

Balance at December 31, 2022	241,125.6	$437,004,008
4. RELATED PARTIES—SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
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