Form 10-Q
period 2024-03-31
Goldman Sachs Physical Gold ETF
filed 2024-05-09
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 30,156,000 outstanding shares as of May 1, 2024.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Investment in gold, at fair value (cost $556,562,605 and $594,100,397, respectively)	$634,826,038	$633,403,259
Receivable for Trust shares sold	—	7,148,871

Total assets	634,826,038	640,552,130

Liabilities
Payable for gold purchased	—	7,148,871
Sponsor fee payable	94,124	94,992

Total liabilities	94,124	7,243,863

Net Assets	$634,731,914	$633,308,267

Shares issued and outstanding ( unlim ited number of shares authorized, no par value)	28,956,000	31,006,000
Net asset value per Share	$21.92	$20.43
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

March 31, 2024 (unaudited)
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	286,687.3	$556,562,605	$634,826,038	100.01%

Total Investments		$556,562,605	$634,826,038	100.01%
Liabilities in excess of other assets			(94,124)	(0.01)%

Net Assets			$634,731,914	100.00%

December 31, 2023
	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	307,119.5	$594,100,397	$633,403,259	100.01%

Total Investments		$594,100,397	$633,403,259	100.01%
Liabilities in excess of other assets			(94,992)	(0.01)%

Net Assets			$633,308,267	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three months ended March 31, 2024 (unaudited)	Three months ended March 31, 2023 (unaudited)
Expenses
Sponsor fee	$(274,036)	$(218,841)

Total expenses	(274,036)	(218,841)

Net investment loss	(274,036)	(218,841)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	4,004,013	(125,062)
Net realized gain (loss) on gold transferred to pay expenses	(1,054)	(10,863)

Net realized gain (loss)	4,002,959	(135,925)

Net change in unrealized appreciation on investment in gold	38,960,571	37,160,345

Net realized and unrealized gain from operations	42,963,530	37,024,420

Net Increase in Net Assets resulting from operations	$42,689,494	$36,805,579

Net Increase in Net Assets resulting from operations per share	$1.43	$1.39

Average number of shares	29,897,209	26,409,000

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three months ended March 31, 2024 (unaudited)	Three months ended March 31, 2023 (unaudited)
Net Assets, beginning of period	$633,308,267	$436,938,279

Creations	10,035,572	179,902,363
Redemptions	(51,301,419)	(142,210,909)

Net creations (redemptions)	(41,265,847)	37,691,454

Net investment gain (loss)	(274,036)	(218,841)
Net realized gain (loss)	4,002,959	(135,925)
Net change in unrealized appreciation on investments in gold	38,960,571	37,160,345

Net Assets, end of period	$634,731,914	$511,435,312

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three months ended March 31, 2024 (unaudited)	Three months ended March 31, 2023 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$274,904	$212,212
Expenses – Sponsor’s fee paid	(274,904)	(212,212)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase in net assets resulting from operations	$42,689,494	$36,805,579
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	274,904	212,212
Net realized (gain) loss	(4,002,959)	135,925
Net change in unrealized (appreciation) depreciation on investment in gold	(38,960,571)	(37,160,345)
Change in operating assets and liabilities:
Sponsor’s fee payable	(868)	6,629

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$10,035,572	$179,902,363
Gold bullion contributed for Shares redeemed	$(51,301,419)	$(142,210,909)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three months ended March 31, 2024 (Unaudited)	Three months ended March 31, 2023 (Unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$20.43	$17.98
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	1.50	1.66

Change in net assets from operations	1.49	1.65

Net asset value per share, end of period	$21.92	$19.63

Market value per share, beginning of period	$20.44	$18.09

Market value per share, end of period	$21.99	$19.55

Total Return, at net asset value (b)	7.29%	9.18%
Total Return, at market value (b)	7.58%	8.07%
Net assets ($000’s)	$634,732	$511,435
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2024, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Changes in the shares during the three months ended March 31, 2024 and 2023 are:

	March 31, 2024	March 31, 2023
Beginning Share Balance	31,006,000	24,300,000
Creations (representing 20 and 384 baskets, respectively)	500,000	9,610,000
Redemptions (representing 102 and 314 baskets, respectively)	(2,550,000)	(7,860,000)

Ending Share Balance	28,956,000	26,050,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended March 31, 2024:

	Amount in ounces	Amount in US$
Balance at December 31, 2023	307,119.5	$633,403,259
Creations	4,950.5	10,035,572
Redemptions	(25,248.9)	(51,301,419)
Net realized gain (loss) from gold bullion distributed for redemptions	—	4,004,013
Transfer of gold to pay expenses	(133.8)	(274,904)
Net realized gain (loss) from gold transferred to pay expenses	—	(1,054)
Change in unrealized appreciation (depreciation) on investment in gold	—	38,960,571

Balance at March 31, 2024	286,687.3	$634,826,038
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2023:

	Amount in ounces	Amount in US$
Balance at December 31, 2022	241,125.6	$437,004,008
Creations	222,564.6	433,194,841
Redemptions	(156,051.8)	(293,222,102)
Net realized gain (loss) from gold bullion distributed for redemptions	—	5,466,766
Transfer of gold to pay expenses	(518.9)	(1,005,875)
Net realized gain (loss) from gold transferred to pay expenses	—	(35,485)
Change in unrealized appreciation (depreciation) on investment in gold	—	52,001,106

Balance at December 31, 2023	307,119.5	$633,403,259

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”); Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2023 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2024, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, 500,000 shares (20 Baskets) were created in exchange for 4,950.5 ounces of gold, 2,550,000 shares (102 Baskets) were redeemed in exchange for (25,248.9) ounces of gold, and (133.8) ounces of gold were sold to pay expenses. The Trust’s NAV per share ended the period at $21.92, due to a higher price of gold of $2,214.35 at period end which represented an increase of 7.4% from $2,062.40 at December 31, 2023.

The change in net assets from operations for the three months ended March 31, 2024 was $42,689,494, which was due to (i) the Sponsor Fee of $(274,036) and (ii) a net realized and unrealized gain of $42,963,530 from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of $(1,054), from a net realized gain on gold transferred to pay expenses of $4,004,013 and a net change in unrealized appreciation on investments in gold bullion of $38,960,571. Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2024.

At March 31, 2024, the Custodian held 286,687.3 ounces of gold on behalf of the Trust in its vault, with a market value of $634,826,038 (cost: $556,562,605) based on the LBMA PM Gold Price at period end.

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

The change in net assets from operations for the three months ended March 31, 2023 was $36,805,579, which was due to (i) the Sponsor Fee of $(218,841) and (ii) a net realized and unrealized gain of $37,024,420 from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of $(125,062), from a net realized loss on gold transferred to pay expenses of $(10,863) and a net change in unrealized appreciation on investments in gold bullion of $37,160,345. Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2023.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At March 31, 2024 and 2023, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At March 31, 2024 and 2023, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2023 to March 31, 2024.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2023 – March 31, 2024

The average, high, low and end-of-period gold prices for each quarterly period from April 1, 2023 through March 31, 2024, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
January 1, 2024 to March 31, 2024	$2,069.93	$2,214.35	Mar. 28, 2024	$1,985.10	Feb. 14, 2024	$2,214.35		Mar. 28, 2024
October 1, 2023 to December 31, 2023	$1,969.86	$2,078,40	Dec. 28, 2023	$1,818.95	Oct. 4, 2023	$2,062.40	(2)	Dec. 29, 2023
July 1, 2023 to September 30, 2023	$1,928.78	$1,976.10	Jul. 20, 2023	$1,870.50	Sep. 29, 2023	$1,870.50		Sep. 29, 2023
April 1, 2023 to June 30, 2023	$1,975.93	$2,048.45	Apr. 13, 2023	$1,899.60	Jun. 29, 2023	$1,912.25		Jun. 30, 2023

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2024. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the 2023 Form 10-K should be carefully considered. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Although the Trust does not purchase shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 2,550,000 Baskets (102 Shares) during the fiscal quarter ended March 31, 2024 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/24 to 1/31/24	300,000	$20.03
2/1/24 to 2/29/24	1,900,000	$19.95
3/1/24 to 3/31/24	350,000	$21.13

Total	2,550,000

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Not applicable.
(b) Not applicable. The Trust does not have any directors or employees.
(c) Not applicable.
No authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, have adopted, modified or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the fiscal quarter ended March 31, 2024.
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

GOLDMAN SACHS ASSET MANAGEMENT, L.P.
Sponsor of Goldman Sachs Physical Gold ETF

By:	/s/ Alyson Shupe*
Alyson Shupe
Head of Global Product Strategy Group
(Principal Executive Officer)

By:	/s/ Joseph DiMaria*
Joseph DiMaria
Managing Director
(Principal Financial and Accounting Officer)

Date: May 9, 2024

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.