Form 10-Q
period 2024-09-30
Goldman Sachs Physical Gold ETF
filed 2024-11-07
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 35,291,000 outstanding Shares as of November 1, 2024.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investment in gold, at fair value (cost $678,844,507 and $594,100,397, respectively)	$882,330,780	$633,403,259
Receivable for Trust Shares sold	11,315,026	7,148,871

Total assets	893,645,806	640,552,130

Liabilities
Payable for gold purchased	11,315,026	7,148,871
Sponsor fee payable	122,879	94,992

Total liabilities	11,437,905	7,243,863

Net Assets	$882,207,901	$633,308,267

Shares issued and outstanding ( unlim ited number of Shares authorized, no par value)	33,916,000	31,006,000
Net asset value per Share	$26 .01	$20 .43
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments

September 30, 2024 (unaudited)	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	335,493.4	$678,844,507	$882,330,780	100.01%

Total Investments		$678,844,507	$882,330,780	100.01%
Liabilities in excess of other assets			(122,879)	(0.01)%

Net Assets			$882,207,901	100.00%

December 31, 2023	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	307,119.5	$594,100,397	$633,403,259	100.01%

Total Investments		$594,100,397	$633,403,259	100.01%
Liabilities in excess of other assets			(94,992)	(0.01)%

Net Assets			$633,308,267	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended September 30, 2024 (unaudited)	Three Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)
Expenses
Sponsor fee	$(351,991)	$(268,238)	$(938,764)	$(773,294)

Total expenses	(351,991)	(268,238)	(938,764)	(773,294)

Net investment loss	(351,991)	(268,238)	(938,764)	(773,294)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	2,678,605	3,044,112	6,682,618	3,863,639
Net realized gain (loss) on gold sold to pay expenses	(2,797)	(11,823)	(2,489)	(26,980)

Net realized gain	2,675,808	3,032,289	6,680,129	3,836,659

Net change in unrealized appreciation (depreciation) on investment in gold	92,157,585	(14,720,855)	164,183,411	(2,796,144)

Net realized and unrealized gain (loss) from operations	94,833,393	(11,688,566)	170,863,540	1,040,515

Net Increase (Decrease) in Net Assets resulting from operations	$94,481,402	$(11,956,804)	$169,924,776	$267,221

Net Increase (Decrease) in Net Assets resulting from operations per Share	$2.97	$(0 .39)	$5.54	$0 .01

Average number of Shares	31,789,533	30,930,040	30,645,361	29,963,700

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended September 30, 2024 (unaudited)	Three Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)
Net Assets, beginning of period	$722,042,699	$629,127,574	$633,308,267	$436,938,279

Creations	77,166,157	—	141,758,634	351,993,540
Redemptions	(11,482,357)	(93,240,997)	(62,783,776)	(265,269,267)

Net creations (redemptions)	65,683,800	(93,240,997)	78,974,858	86,724,273

Net investment loss	(351,991)	(268,238)	(938,764)	(773,294)
Net realized gain	2,675,808	3,032,289	6,680,129	3,836,659
Net change in unrealized appreciation (depreciation) on investments in gold	92,157,585	(14,720,855)	164,183,411	(2,796,144)

Net Assets, end of period	$882,207,901	$523,929,773	$882,207,901	$523,929,773

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended September 30, 2024 (unaudited)	Three Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$334,744	$283,646	$910,877	$757,813
Expenses – Sponsor’s fee paid	(334,744)	(283,646)	(910,877)	(757,813)

Net cash provided by operating activities	—	—	—	—

Increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	—	—	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$94,481,402	$(11,956,804)	$169,924,776	$267,221
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	334,744	283,646	910,877	757,813
Net realized (gain) loss	(2,675,808)	(3,032,289)	(6,680,129)	(3,836,659)
Net change in unrealized (appreciation) depreciation on investment in gold	(92,157,585)	14,720,855	(164,183,411)	2,796,144
Change in operating assets and liabilities:
Sponsor’s fee payable	17,247	(15,408)	27,887	15,481

Net cash provided by (used in) operating activities	$—	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$77,166,157	$—	$141,758,634	$351,993,540
Gold bullion distributed for Shares redeemed	$(11,482,357)	$(93,240,997)	$(62,783,776)	$(265,269,267)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended September 30, 2024 (unaudited)	Three Months Ended September 30, 2023 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2023 (unaudited)
Per Share Performance (for a Share outstanding throughout each period)
Net asset value per Share, beginning of period	$23.06	$18 .96	$20.43	$17 .98
Net investment loss (a)	(0 .01)	(0 .01)	(0 .03)	(0 .03)
Net realized and unrealized gain (loss) on investment in gold	2.96	(0 .42)	5.61	0 .58

Change in net assets from operations	2.95	(0 .43)	5.58	0 .55

Net asset value per Share, end of period	$26.01	$18 .53	$26.01	$18 .53

Market value per Share, beginning of period	$23.01	$19 .04	$20 .44	$18 .09

Market value per Share, end of period	$26.03	$18 .31	$26.03	$18 .31

Total Return, at net asset value (b)	12.79%	(2 .27)%	27.31%	3 .06%
Total Return, at market value (b)	13.12%	(3 .81)%	27.35%	1 .22%
Net assets ($000’s)	$882,208	$523,930	$882,208	$523,930
Ratios to average net assets (c)
Net investment loss	(0 .18)%	(0 .18)%	(0 .18)%	(0 .18)%

Total expenses	(0 .18)%	(0 .18)%	(0 .18)%	(0 .18)%

(a)	Calculated using average Shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2024, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
2.4. Gold Receivable and Payable
Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within a business day of the trade date.
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
Changes in the Shares during the three months ended September 30, 2024 and 2023 are:

	September 30, 2024	September 30, 2023
Beginning Share Balance	31,306,000	33,190,000
Creations (representing 123 and – baskets, respectively)	3,085,000	—
Redemptions (representing 19 and 197 baskets, respectively)	(475,000)	(4,920,000)

Ending Share Balance	33,916,000	28,270,000
Changes in the Shares during the nine months ended September 30, 2024 and 2023 are:

	September 30, 2024	September 30, 2023
Beginning Share Balance	31,006,000	24,300,000
Creations (representing 237 and 732 baskets, respectively)	5,935,000	18,290,000
Redemptions (representing 121 and 573 baskets, respectively)	(3,025,000)	(14,320,000)

Ending Share Balance	33,916,000	28,270,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended September 30, 2024:

	Amount in ounces	Amount in US$
Balance at June 30, 2024	309,815.2	$722,148,331
Creations	30,516.1	77,166,157
Redemptions	(4,699.7)	(11,482,357)
Net realized gain (loss) from gold bullion distributed for redemptions	—	2,678,605
Transfer of gold to pay expenses	(138.2)	(334,744)
Net realized gain (loss) from gold sold to pay expenses	—	(2,797)
Change in unrealized appreciation (depreciation) on investment in gold	—	92,157,585

Balance at September 30, 2024	335,493.4	$882,330,780

The following represents the changes in ounces of gold and the respective fair value during the six months ended
Se
ptember 30,
202
4:

	Amount in ounces	Amount in US$
Balance at December 31, 2023	307,119.5	$633,403,259
Creations	58,725.3	141,758,634
Redemptions	(29,948.6)	(62,783,776)
Net realized gain (loss) from gold bullion distributed for redemptions	—	6,682,618
Transfer of gold to pay expenses	(402.8)	(910,877)
Net realized gain (loss) from gold sold to pay expenses	—	(2,489)
Change in unrealized appreciation (depreciation) on investment in gold	—	164,183,411

Balance at September 30, 2024	335,493.4	$882,330,780
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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2024, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, 3,085,000 Shares (123 Baskets) were created in exchange for 30,516.1 ounces of gold, 475,000 Shares (19 Baskets) were redeemed in exchange for 4,699.7 ounces of gold, and 138.2 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2024, 5,935,000 Shares (237 Baskets) were created in exchange for 58,725.3 ounces of gold, 3,025,000 Shares (121 Baskets) were redeemed in exchange for 29,948.6 ounces of gold, and 402.8 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $26.01 compared to $23.06 at June 30, 2024 and $20.43 at December 31, 2023. The change in the NAV per Share was due to a change in the price of gold to $2,629.95 at period end, which represented an increase of 12.83% from $2,330.90 at June 30, 2024 and an increase of 27.52% from $2,062.40 at December 31, 2023.

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

At September 30, 2024, the Custodian held 335,493.4 ounces of gold on behalf of the Trust in its vault, with a market value of $882,330,780 (cost: $678,844,507) based on the LBMA PM Gold Price at period end.

At September 30, 2023, the Custodian held 280,144.9 ounces of gold on behalf of the Trust in its vault, with a market value of $524,010,983 (cost: $539,505,371) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended September 30, 2024 was $94,481,402, which was due to (i) the Sponsor Fee of $(351,991) and (ii) a net realized and unrealized gain of $94,833,393 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $2,678,605, a net realized loss on gold sold to pay expenses of $(2,797) and a net change in unrealized appreciation on investments in gold bullion of $92,157,585. Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2024.

The change in net assets from operations for the three months ended September 30, 2023 was $(11,956,804), which was due to (i) the Sponsor Fee of $(268,238) and (ii) a net realized and unrealized loss of $(11,688,566) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $3,044,112, a net realized loss on gold sold to pay expenses of $(11,823) and a net change in unrealized depreciation on investments in gold bullion of $(14,720,855). Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2023.

The change in net assets from operations for the nine months ended September 30, 2024 was $169,924,776, which was due to (i) the Sponsor Fee of $(938,764) and (ii) a net realized and unrealized gain of $170,863,540 from operations, which in turn resulted from net realized gain on gold distributed for redemptions of $6,682,618, a net realized loss on gold sold to pay expenses of $(2,489) and a net change in unrealized appreciation on investments in gold bullion of $164,183,411. Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2024.

The change in net assets from operations for the nine months ended September 30, 2023 was $267,221, which was due to (i) the Sponsor Fee of $(773,294) and (ii) a net realized and unrealized gain of $1,040,515 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $3,863,639, a net realized loss on gold sold to pay expenses of $(26,980) and a net change in unrealized depreciation on investments in gold bullion of $(2,796,144). Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2023.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At September 30, 2024 and 2023, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At September 30, 2024 and 2023, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 31, 2023 to September 30, 2024.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2023 – September 30, 2024

The average, high, low and end-of-period gold prices for each quarterly period from October 1, 2023 through September 30, 2024, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
July 1, 2024 to September 30, 2024	$2,474.29	$2,663.75	Sep. 26, 2024	$2,329.10	Jul. 1, 2024	$2,629.95		Sep. 30, 2024
April 1, 2024 to June 30, 2024	$2,338.18	$2,427.30	May. 21, 2024	$2,264.50	Apr. 2, 2024	$2,330.90		Jun. 28, 2024
January 1, 2024 to March 31, 2024	$2,069.93	$2,214.35	Mar. 28, 2024	$1,985.10	Feb. 14, 2024	$2,214.35		Mar. 28, 2024
October 1, 2023 to December 31, 2023	$1,969.86	$2,078.40	Dec. 28, 2023	$1,818.95	Oct. 4, 2023	$2,062.40	(2)	Dec. 29, 2023

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2024. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 19 Baskets (475,000 Shares) during the fiscal quarter ended September 30, 2024 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/24 to 7/31/24	475,000	$24.17
8/1/24 to 8/31/24	—	$—
9/1/24 to 9/30/24	—	$—

Total	475,000

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
of the Securities Act of 1933) for the fiscal quarter ended September 30, 2024.
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

Date: November 7, 2024

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.