Form 10-K
period 2024-12-31
Goldman Sachs Physical Gold ETF
filed 2025-02-26
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐
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
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates
of the registrant was $722,042,699, based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.
The registrant had 34,466,000 outstanding shares as of December 31, 2024.
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

All gold is valued based on its Fine Ounce content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust. Similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine Ounces with the price of gold determined by the Trustee. The Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by IBA. The price is set in U.S. dollars per Fine Ounce. If no LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to fairly represent the commercial value of the Trust’s gold.

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

Share Splits

If the Sponsor believes that the per-Share price in the secondary market for Shares has fallen outside a desirable trading price range, the Sponsor may direct the Trustee to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket.

THE SPONSOR

Goldman Sachs Asset Management, L.P., a Delaware limited partnership, is the Sponsor of the Trust. Goldman Sachs Asset Management, L.P. has been registered as an investment adviser with the Securities and Exchange Commission since 1990 and is an indirect, wholly-owned subsidiary of GS Group Inc. and affiliate of Goldman Sachs & Co. LLC. Founded in 1869, GS Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm. As of December 31, 2024, Goldman Sachs Asset Management, L.P., including its investment advisory affiliates, had assets under supervision of approximately $2.82 trillion. The Sponsor’s office is located at 200 West Street, New York, NY 10282 and its phone number is 212-902-1000.

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

THE GOLD INDUSTRY

Gold Supply and Demand

Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2019-2023 and is based on information reported in Gold Focus 2023.

Tonnes	2019	2020	2021	2022	2023
SUPPLY
Mine Production	3,599	3,484	3,576	3,634	3,646
Recycling	1,276	1,293	1,136	1,140	1,239
Net Hedging Supply	6	—	—	—	59
Total Supply	4,880	4,777	4,712	4,774	4,945
DEMAND
Jewelry Fabrication	2,152	1,324	2,230	2,196	2,194
Industrial Demand	333	309	337	315	305
Net Physical Investment	849	899	1,181	1,213	1,203
Net Hedging Demand	—	39	7	9	—
Net Official Sector Buying	605	255	450	1,082	1,030
Total Demand	3,939	2,826	4,205	4,815	4,732
Market Balance	942	1,950	507	(41)	212
Net Investment in ETPs	404	893	(189)	(110)	(244)
Market Balance less ETPs	538	1,058	695	68	456
Gold Price (US$/oz, London)	1,393	1,770	1,799	1,800	1,941

Source: Gold Focus 2024

Totals may not add due to independent rounding.

According to the data above, gold supply averaged 4,817 tonnes (t) per year between 2019 and 2023. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,587t per year from 2019 through 2023. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,217t annually between 2019 through 2023.

According to the data above, gold demand averaged 4,099t per year between 2019 and 2023. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 49% of the identifiable demand from 2019 through 2023, followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 26%.

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

The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from December 2014 through December 2024. The price of gold in the chart is based on the LBMA Gold Price PM.

LBMA Gold Price PM USD - Last Price 2609.10
High on 10/30/24 2777.80
Average 1602.42
Low on 12/17/15 1049.40
2609.10
2500
2000
1500
1000
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

The LBMA Gold Price benchmark is administered and licensed by ICE Benchmark Administration Limited (IBA). The LBMA Gold Price benchmark displayed on this website is provided for information purposes only and may not be copied, distributed or used for any other purpose, commercial or otherwise.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2014 – December 31, 2024

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

Global Over-the-Counter Market for Gold

The global trade in gold consists of over-the-counter, or OTC, transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options. The OTC market trades on a continuous basis and accounts for most global gold trading. Market makers and participants in the OTC market trade with each other and their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in a specific transaction. The three products relevant to the LBMA are spot (S) contracts, forward (F) contracts and options (O) contracts. A “spot contract” is a contract to buy or sell gold typically on or 21 before two Business Days following the date of the execution of the contract. A “forward contract” is an agreement to buy or sell gold at a future date beyond the spot date at a price set at the time of the contract. An “option contract” is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of gold at a predetermined rate during a period or at a time in the future. There are eleven LBMA Market Makers who provide the service in one, two or all three products. Of the eleven LBMA Market Makers, there are six Full Market Makers and five Market Makers. The six Full Market Makers quoting prices in all three products are: Citibank N A, Goldman Sachs International, HSBC Bank Plc, JP Morgan Chase Bank, Morgan Stanley & Co. International Plc and UBS AG. The five LBMA Market Makers who provide two-way pricing in either one or two products are: BNP Paribas SA (F), ICBC Standard Bank Plc (F, S), Merrill Lynch International (S, O), Standard Chartered Bank (S, O) and Toronto-Dominion Bank (F). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet their clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

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

In February 2022, Russia launched a large-scale invasion of Ukraine. These steps have increased tensions between its neighbors and Western countries. These developments have continued for some time and created uncertainties in the region. Russia’s actions have induced the United States and other countries to impose economic sanctions and may result in additional sanctions in the future. Such sanctions and other similar measures could cause volatility in precious metals prices and have a significant impact on Trust performance and the value of an investment in the Shares. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase, or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

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

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Trust to issue or redeem the Shares or the Custodian or any Sub-Custodian to receive or deliver gold as a result of public health threat could negatively affect the Trust’s operations. In addition, market disruptions and other volatility related to global public health crises can significantly affect the price of gold and, consequently, the value of the Shares.

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

Further, pandemics and other public health crises could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Gold Price PM or the LBMA Gold Price AM, which the Trustee uses to value the gold held by the Trust and calculate the Net Asset Value of the Trust. Pandemics and other public health crises could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of the Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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
Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within Engineering, and overseen by Goldman Sachs’ chief information officer. This program is designed to identify, assess, document, and mitigate threats, establish, and evaluate compliance with information security mandates, adopt and apply the security control framework, and prevent, detect, and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk ap pe
tite-approved operational risk limits and thresholds.
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

Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Trust did not identify any risks from cybersecurity threats, including previous cybersecurity incidents, that the Trust believes materially affected, or are reasonably likely to materially affect, the Trust, including its business strategy, operational results, and finan
c
ial condition.
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

Holders

As of December 31, 2024, there were approximately 94 DTC participating shareholders of record of the Trust.

Dividends

The Trust has never paid any cash dividends on our Shares, and it does not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds from Registered Securities

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 55 Baskets (1,375,000 Shares) during the fiscal quarter ended December 31, 2024 as set forth in the table below.

Period	Total number of Shares redeemed	Average price per Share
10/1/24 to 10/31/24	—	$—
11/1/24 to 11/30/24	450,000	$25.51
12/1/24 to 12/31/24	925,000	$26.12

TOTAL	1,375,000

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

The LBMA Gold Price benchmark is administered and licensed by ICE Benchmark Administration Limited (IBA). The LBMA Gold Price benchmark displayed on this website is provided for information purposes only and may not be copied, distributed or used for any other purpose, commercial or otherwise.

Source: Bloomberg, LBMA Gold Price PM USD versus AAAU NAV Index, August 15, 2018 – December 31, 2024

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

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the Net Asset Value of the Trust on each day that the Cboe BZX Exchange (NYSE Arca prior to February 3, 2022) is open for regular trading, as promptly as practical after 4:00 p.m. New York City time. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s Net Asset Value, the Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per fine troy ounce (“fine ounce”). If no LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold. At December 31, 2023 and December 31, 2022, the LBMA Gold Price AM was utilized.

	Ounces	Fair Value
Beginning balance as of December 31, 2023	307,119.5	$633,403,259
Creations	77,762.2	192,858,850
Redemptions	(43,543.3)	(98,618,493)
Net realized gain (loss) from gold bullion distributed for redemptions	—	14,284,935
Transfers of gold to pay expenses	(551.8)	(1,310,750)
Net realized gain (loss) from gold sold to pay expenses	—	(5,039)
Change in unrealized appreciation (depreciation) on investment in gold	—	149,130,102

Ending balance as of December 31, 2024	340,786.6	$889,742,864

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

Review of Financial Results

For Year Ended December 31, 2024

For the year ended December 31, 2024, 7,860,000 Shares (314 Baskets) were created in exchange for 77,762.2 ounces of gold, 4,400,000 Shares (176 Baskets) were redeemed in exchange for 43,543.3 ounces of gold, and 551.8 ounces of gold were sold to pay expenses.

At December 31, 2024, the Trust’s NAV per Share was at $25.81, compared to $20.43 at December 31, 2023. The increase in NAV per Share at year-end was primarily due to a higher price of gold of $2,610.85 at period end which represented an increase of 26.59% from $2,062.40 at December 31, 2023.

At December 31, 2024, the Custodian held 340,786.6 ounces of gold on behalf of the Trust in its vault, with a market value of $889,742,864 (cost: $701,309,900) based on the LBMA AM Gold Price at period end.

At December 31, 2023, the Custodian held 307,119.5 ounces of gold on behalf of the Trust in its vault, with a market value of $633,403,259 (cost: $594,100,397) based on the LBMA AM Gold Price at period end.

The change in net assets from operations for the year ended December 31, 2024 was $162,054,699, which was due to (i) the Sponsor Fee of $(1,355,299) and (ii) a net realized and unrealized gain of $163,409,998 from operations, which in turn resulted from a net realized loss on gold sold to pay expenses of $(5,039), net realized gain from gold bullion distributed for redemptions of $14,284,935 and a net change in unrealized appreciation on investments in gold bullion of $149,130,102. Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2024.

The change in net assets from operations for the year ended December 31, 2023 was $56,397,249, which was due to (i) the Sponsor Fee of $(1,035,138) and (ii) a net realized and unrealized gain of $57,432,387 from operations, which in turn resulted from a net realized loss on gold sold to pay expenses of $(35,485), a net realized gain from gold bullion distributed for redemptions of $5,466,766 and a net change in unrealized appreciation on investments in gold bullion of $52,001,106. Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2023.

A comparison of the fiscal years ended December 31, 2023 and 2022 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At December 31, 2024, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

As of December 31, 2024, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from January 1, 2024 to December 31, 2024.

The LBMA Gold Price benchmark is administered and licensed by ICE Benchmark Administration Limited (IBA). The LBMA Gold Price benchmark displayed on this website is provided for information purposes only and may not be copied, distributed or used for any other purpose, commercial or otherwise.

Daily gold price — January 1, 2024 to December 31, 2024

LBMA PM Gold Price (in USD)

The average, high, low and end-of-period gold prices for each quarterly period from January 1, 2024 through December 31, 2024, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
October 1, 2024 to December 31, 2024	$2,663.38	$2,777.80	Oct. 30, 2024	$2,567.30	Nov. 14, 2024	$2,609.10	(2)	Dec. 30, 2024
July 1, 2024 to September 30, 2024	$2,474.29	$2,663.75	Sep. 26, 2024	$2,329.10	Jul. 1, 2024	$2,629.95		Sep. 30, 2024
April 1, 2024 to June 30, 2024	$2,338.18	$2,427.30	May. 21, 2024	$2,264.50	Apr. 2, 2024	$2,330.90		Jun. 28, 2024
January 1, 2024 to March 31, 2024	$2,069.93	$2,214.35	Mar. 28, 2024	$1,985.10	Feb. 14, 2024	$2,214.35		Mar. 28, 2024

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)

December 31, 2024 was the last day of the fiscal year; however, no LBMA PM Gold Price was recorded on that date. Numbers provided are from LBMA AM Gold Price on December 31, 2024, the last price recorded for the fiscal year.

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

Item 8. Financial Statements and Supplementary Data.

Goldman Sachs Physical Gold ETF

Quarterly Statements of Operations

For the years ended December 31, 2024 and 2023

(Unaudited)

	Three Months ended March 31, 2024	Three Months ended June 30, 2024	Three Months ended September 30, 2024	Three Months ended December 31, 2024	Year ended December 31, 2024
EXPENSES
Custodial Sponsor fee	$(274,036)	$(312,737)	$(351,991)	$(416,535)	$(1,355,299)

Total expenses	(274,036)	(312,737)	(351,991)	(416,535)	(1,355,299)

Net investment income (loss)	(274,036)	(312,737)	(351,991)	(416,535)	(1,355,299)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold distributed for redemptions	4,004,013	—	2,678,605	7,062,317	14,284,935
Net realized gain (loss) on gold transferred to pay expenses	(1,054)	1,362	(2,797)	(2,550)	(5,039)
Change in unrealized appreciation (depreciation) on investment in gold	38,960,571	33,065,255	92,157,585	(15,053,309)	149,130,102

Net realized and unrealized gain (loss) from operations	42,963,530	33,066,617	94,833,393	(7,453,542)	$163,409,998

Net increase (decrease) in net assets resulting from operations	$42,689,494	$32,753,880	$94,481,402	$(7,870,077)	$162,054,699

	Three Months ended March 31, 2023	Three Months ended June 30, 2023	Three Months ended September 30, 2023	Three Months ended December 31, 2023	Year ended December 31, 2023
EXPENSES
Custodial Sponsor fee	$(218,841)	$(286,215)	$(268,238)	$(261,844)	$(1,035,138)

Total expenses	(218,841)	(286,215)	(268,238)	(261,844)	(1,035,138)

Net investment income (loss)	(218,841)	(286,215)	(268,238)	(261,844)	(1,035,138)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	(125,062)	944,589	3,044,112	1,603,127	5,466,766
Net realized gain (loss) on gold transferred to pay expenses	(10,863)	(4,294)	(11,823)	(8,505)	(35,485)
Change in unrealized appreciation (depreciation) on investment in gold	37,160,345	(25,235,634)	(14,720,855)	54,797,250	52,001,106

Net realized and unrealized gain (loss) from operations	37,024,420	(24,295,339)	(11,688,566)	56,391,872	$57,432,387

Net increase (decrease) in net assets resulting from operations	$36,805,579	$(24,581,554)	$(11,956,804)	$56,130,028	$56,397,249

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the last two fiscal years.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2024. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Management’s Report on Internal Control over Financial Reporting
The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules
13a-15(f)
and
15d-15(f).
The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on their assessment and those criteria, such duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024. The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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
Alyson Shupe
, 38, has served as a Managing Director and head of the Global Product Strategy Group for the Sponsor since 2023. In this role, Ms. Shupe is responsible for overseeing the development and prioritization of public markets products, including the launch of new products, as well as shaping and positioning the existing platform. Prior to this role, Ms. Shupe was head of Product Strategy for JP Morgan Asset Management’s US Advisor and Latin America client businesses, which she had led since 2018. Before joining the Product Strategy team in 2011, Ms. Shupe was an analyst in JP Morgan’s Global Private Bank. Ms. Shupe earned a BBA in Finance, a BBA in Business Economics and a BA in Spanish from Ohio University in 2008.
Joseph DiMaria
, 5
6
, has served as a Managing Director of the Sponsor and has managed the Goldman Sachs Fund Controllers team since 2015 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Financial Officer and Principal Accounting Officer. He currently serves as the principal financial officer, treasurer and principal accounting officer of the Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs ETF Trust, Goldman Sachs ETF Trust II and Goldman Sachs Real Estate Diversified Income Fund. Prior to joining the Sponsor, Mr. DiMaria spent 12 years with Columbia Threadneedle Investments.
The registrant does not have any officers, directors or employees and therefore has not adopted any insider trading policies.
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
Item 14. Principal Accounting Fees and Services.
The table below summarizes the aggregate fees for services performed by PricewaterhouseCoopers LLP, as applicable, for the years ended December 31, 2024 and 2023 were:

	2024	2023
Audit fees	$116,000	$106,000
Audit-related fees	—	—

Total	$116,000	$106,000

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

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

4.5	Description of the Shares of Goldman Sachs Physical Gold ETF Shares (incorporated by reference from Exhibit 4.5 on the Form 10-K filed on March 26, 2021)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’ Annual Report on Form 10-K for the fiscal year ended December 31, 2024

97.1	Policy and Procedures Regarding Clawback Policy (incorporated by reference from Exhibit 97.1 on the Form 10-K filed on March 7, 2024)

99.1	Marketing Agent Services Agreement (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 14, 2020)

Exhibit No.	Exhibit Description

99.2	License Agreement (incorporated by reference from Exhibit 99.3 to the Form 8-K filed on December 14, 2020)

99.3	Amendment to License Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed on December 14, 2020)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Signature		Capacity	Date

By:	/s/ Alyson Shupe*	Head of Global Product Strategy Group	February 26, 2025
	Alyson Shupe	(Principal Executive Officer)

By:	/s/ Joseph DiMaria*	Managing Director	February 26, 2025
	Joseph DiMaria	(Principal Financial and Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.

GOLDMAN SACHS PHYSICAL GOLD ETF
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm
To the Sponsor and Shareholders of Goldman Sachs Physical Gold ETF
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Goldman Sachs Physical Gold ETF (the “Trust”) as of December 31, 2024 and 2023,
and the related statements of operations, changes in net assets, and cash flows, including the related notes, and the financial highlights for each of the three years in the period ended December 31, 2024 (collectively referred to as the financial statements”).
We also have audited the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023
,
and the results of its operations, changes in its net assets, its cash flows, and the financial highlights for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Basis for Opinions
The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying
Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and Sponsor of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2025
We have served as the Trust’s auditor since 2020.

Goldman Sachs Physical Gold
ETF
Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investment in gold, at fair value (cost $701,309,900 and $594,100,397, respectively)	$889,742,864	$633,403,259
Receivable for gold sold	8,388,588	7,148,871

Total assets	898,131,452	640,552,130

Liabilities
Payable for Trust Shares purchased	8,388,588	7,148,871
Sponsor fee payable	139,541	94,992

Total liabilities	8,528,129	7,243,863

Net Assets	$889,603,323	$633,308,267

Shares issued and outstanding ( un lim ited number of Shares authorized, no par value)	34,466,000	31,006,000
Net asset value per Share	$25.81	$20.43
See notes to financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
December 31, 2024

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	340,786.7	$701,309,900	$889,742,864	100.02%

Total Investments		$701,309,900	$889,742,864	100.02%
Liabilities in excess of other assets			(139,541)	(0.02)%

Net Assets			$889,603,323	100.00%

December 31, 2023

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	307,119.5	$594,100,397	$633,403,259	100.01%

Total Investments		$594,100,397	$633,403,259	100.01%
Liabilities in excess of other assets			(94,992)	(0.01)%

Net Assets			$633,308,267	100.00%

See n
ote
s to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Expenses
Sponsor fee	$(1,355,299)	$(1,035,138)	$(965,357)

Total expenses	(1,355,299)	(1,035,138)	(965,357)

Net investment loss	(1,355,299)	(1,035,138)	(965,357)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	14,284,935	5,466,766	18,471,011
Net realized gain (loss) on gold transferred to pay expenses	(5,039)	(35,485)	(87,826)

Net realized gain	14,279,896	5,431,281	18,383,185

Net change in unrealized appreciation (depreciation) on investment in gold	149,130,102	52,001,106	(28,288,377)

Net realized and unrealized gain (loss) from operations	163,409,998	57,432,387	(9,905,192)

Net Increase (Decrease) in Net Assets resulting from operations	$162,054,699	$56,397,249	$(10,870,549)

Net Increase (Decrease) in Net Assets resulting from operations per Share	$5.11	$1 .89	$(0.37)

Average number of Shares	31,743,172	29,841,315	29,762,986

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Net Assets, beginning of year	$633,308,267	$436,938,279	$424,223,380

Creations	192,858,850	433,194,841	509,528,816
Redemptions	(98,618,493)	(293,222,102)	(485,943,368)

Net creations (redemptions)	94,240,357	139,972,739	23,585,448

Net investment loss	(1,355,299)	(1,035,138)	(965,357)
Net realized gain	14,279,896	5,431,281	18,383,185
Net change in unrealized appreciation (depreciation) on investments in gold	149,130,102	52,001,106	(28,288,377)

Net Assets, end of year	$889,603,323	$633,308,267	$436,938,279

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$1,310,750	$1,005,875	$963,304
Expenses – Sponsor’s fee paid	(1,310,750)	(1,005,875)	(963,304)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	—	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$162,054,699	$56,397,249	$(10,870,549)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	1,310,750	1,005,875	963,304
Net realized (gain) loss	(14,279,896)	(5,431,281)	(18,383,185)
Net change in unrealized (appreciation) depreciation on investment in gold	(149,130,102)	(52,001,106)	28,288,377
Change in operating assets and liabilities:
Sponsor’s fee payable	44,549	29,263	2,053

Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$192,858,850	$433,194,841	$509,528,816
Gold bullion distributed for Shares redeemed	$(98,618,493)	$(293,222,102)	$(485,943,368)
See notes to financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Per Share Performance (for a Share outstanding throughout each year)
Net asset value per Share, beginning of year	$20.43	$17.98	$18.09
Net investment loss (a)	(0.04)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	5.42	2.48	(0.08)

Change in net assets from operations	5.38	2.45	(0.11)

Net asset value per Share, end of year	$25.81	$20.43	$17.98

Market value per Share, beginning of year	$20.44	$18.09	$18.18

Market value per Share, end of year	$25.94	$20.44	$18.09

Total Return, at net asset value (b)	26 .33%	13 .63%	(0.61)%
Total Return, at market value (b)	26 .91%	12 .99%	(0.50)%
Net assets ($000’s)	$889,603	$633,308	$436,938
Ratios to average net assets
Net investment loss	(0 .18)%	(0 .18)%	(0 .18)%

Total expenses	(0 .18)%	(0 .18)%	(0 .18)%

(a)	Calculated using average Shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of December 31, 2024, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Changes in the Shares during the years ended December 31, 2024, 2023 and 2022 are:

	December 31, 2024	December 31, 2023	December 31, 2022
Beginning Share Balance	31,006,000	24,300,000	23,450,000
Creations (representing 314 , 898 and 1,120 baskets , respectively)	7,860,000	22,446,000	28,000,000
Redemptions (representing 176 , 630 and 1,086 baskets, respectively)	(4,400,000)	(15,740,000)	(27,150,000)

Ending Share Balance	34,466,000	31,006,000	24,300,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7. Recently Issued Accounting Pronouncement
The Trust adopted FASB Accounting Standards Update
2023-07,
Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU
2023-07”).
The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2024:

	Amount in ounces	Amount in US$
Balance at December 31, 2023	307,119.5	$633,403,259
Creations	77,762.2	192,858,850
Redemptions	(43,543.3)	(98,618,493)
Net realized gain (loss) from gold bullion distributed for redemptions	—	14,284,935
Transfer of gold to pay expenses	(551.8)	(1,310,750)
Net realized gain (loss) from gold sold to pay expenses	—	(5,039)
Change in unrealized appreciation (depreciation) on investment in gold	—	149,130,102

Balance at December 31, 2024	340,786.6	$889,742,864

The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2023:

	Amount in ounces	Amount in US$
Balance at December 31, 2022	241,125.6	$437,004,008
Creations	222,564.6	433,194,841
Redemptions	(156,051.8)	(293,222,102)
Net realized gain (loss) from gold bullion distributed for redemptions	—	5,466,766
Transfer of gold to pay expenses	(518.9)	(1,005,875)
Net realized gain (loss) from gold sold to pay expenses	—	(35,485)
Change in unrealized appreciation (depreciation) on investment in gold	—	52,001,106

Balance at December 31, 2023	307,119.5	$633,403,259
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2022:

	Amount in ounces	Amount in US$
Balance at December 31, 2021	233,111.9	$424,287,056
Creations	278,153.9	509,528,816
Redemptions	(269,606.8)	(485,943,368)
Net realized gain (loss) from gold bullion distributed for redemptions	—	18,471,011
Transfer of gold to pay expenses	(533.4)	(963,304)
Net realized gain (loss) from gold sold to pay expenses	—	(87,826)
Change in unrealized appreciation (depreciation) on investment in gold	—	(28,288,377)

Balance at December 31, 2022	241,125.6	$437,004,008
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