Form 10-Q
period 2025-03-31
Goldman Sachs Physical Gold ETF
filed 2025-05-08
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2025.
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had
46,072,000

outstanding Shares as of
May 1
, 2025.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold
ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investment in gold, at fair value (cost $917,750,716 and $701,309,900, respectively)	$1,294,512,987	$889,742,864
Receivable for gold sold	—	8,388,588

Total assets	1,294,512,987	898,131,452

Liabilities
Payable for Trust Shares purchased	—	8,388,588
Sponsor fee payable	183,327	139,541

Total liabilities	183,327	8,528,129

Net Assets	$1,294,329,660	$889,603,323

Shares issued and outstanding ( unlimited number of Shares authorized, no par value)	42,047,000	34,466,000
Net asset value per Share	$30.78	$25.81
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
March 31, 2025 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	415,560.7	$917,750,716	$1,294,512,987	100.01%

Total Investments		$917,750,716	$1,294,512,987	100.01%
Liabilities in excess of other assets			(183,327)	(0.01)%

Net Assets			$1,294,329,660	100.00%

December 31, 2024

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	340,786.6	$701,309,900	$889,742,864	100.02%

Total Investments		$701,309,900	$889,742,864	100.02%
Liabilities in excess of other assets			(139,541)	(0.02)%

Net Assets			$889,603,323	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended March 31, 2025 (unaudited)	Three Months Ended March 31, 2024 (unaudited)
Expenses
Sponsor fee	$(470,596)	$(274,036)

Total expenses	(470,596)	(274,036)

Net investment loss	(470,596)	(274,036)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	—	4,004,013
Net realized gain (loss) on gold sold to pay expenses	(6,774)	(1,054)

Net realized gain (loss)	(6,774)	4,002,959

Net change in unrealized appreciation (depreciation) on investment in gold	188,329,307	38,960,571

Net realized and unrealized gain (loss) from operations	188,322,533	42,963,530

Net Increase (Decrease) in Net Assets resulting from operations	$187,851,937	$42,689,494

Net Increase (Decrease) in Net Assets resulting from operations per Share	$5.00	$1.43

Average number of Shares	37,573,956	29,897,209

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended March 31, 2025 (unaudited)	Three Months Ended March 31, 2024 (unaudited)
Net Assets, beginning of period	$889,603,323	$633,308,267

Creations	216,874,400	10,035,572
Redemptions	—	(51,301,419)

Net creations (redemptions)	216,874,400	(41,265,847)

Net investment loss	(470,596)	(274,036)
Net realized gain (loss)	(6,774)	4,002,959
Net change in unrealized appreciation (depreciation) on investments in gold	188,329,307	38,960,571

Net Assets, end of period	$1,294,329,660	$634,731,914

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended March 31, 2025 (unaudited)	Three Months Ended March 31, 2024 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$426,810	$274,904
Expenses – Sponsor’s fee paid	(426,810)	(274,904)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase in net assets resulting from operations	$187,851,937	$42,689,494
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	426,810	274,904
Net realized (gain) loss	6,774	(4,002,959)
Net change in unrealized (appreciation) depreciation on investment in gold	(188,329,307)	(38,960,571)
Change in operating assets and liabilities:
Sponsor’s fee payable	43,786	(868)

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$216,874,400	$10,035,572
Gold bullion distributed for Shares redeemed	$—	$(51,301,419)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Per Share Performance (for a Share outstanding throughout each period)
Net asset value per Share, beginning of period	$25.81	$20.43
Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	4.98	1.50

Change in net assets from operations	4.97	1.49

Net asset value per Share, end of period	$30.78	$21.92

Market value per Share, beginning of period	$25.94	$20.44

Market value per Share, end of period	$30.88	$21.99

Total Return, at net asset value (b)	19.26%	7.29%
Total Return, at market value (b)	19.04%	7.58%
Net assets ($000’s)	$1,294,330	$634,732
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average Shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2025, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
The statements of assets and liabilities and schedules of investments at March 31, 2025 and the statements of operations, of changes in net assets and of cash flows for the periods ended March 31, 2025 and 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2025 have been made.
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
2.3. Expenses, Realized Gains and Losses
The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee accrues daily based on the prior business day’s Net Asset Value and is payable in cash from the Trust property or the sale of gold in accordance with the Trust Agreement. Realized gains and losses result from the transfer of gold for Share redemptions and the sale of gold for the payment of Trust expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold sold or between the sale price and cost of gold sold. The cost of gold is determined using the specific identification method.
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
Changes in the Shares during the three months ended March 31, 2025 and 2024 are:

	March 31, 2025	March 31, 2024
Beginning Share Balance	34,466,000	31,006,000
Creations (representing 303 and 20 Baskets, respectively)	7,581,000	500,000
Redemptions (representing 0 and 102 Baskets, respectively)	—	(2,550,000)

Ending Share Balance	42,047,000	28,956,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7. Recently Issued Accounting Pronouncement
The Trust adopted FASB Accounting Standards Update
2023-07,
Segment Reporting (Topic 280) —Improvements to Reportable Segment Disclosures. The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as described in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors and actively manages the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with that presented within the Trust’s financial statements.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended March 31, 2025:

	Amount in ounces	Amount in US$
Balance at December 31, 2024	340,786.6	$889,742,864
Creations	74,927.5	216,874,400
Redemptions	—	—
Net realized gain (loss) from gold bullion distributed for redemptions	—	—
Transfer of gold to pay expenses	(153.4)	(426,810)
Net realized gain (loss) from gold sold to pay expenses	—	(6,774)
Change in unrealized appreciation (depreciation) on investment in gold	—	188,329,307

Balance at March 31, 2025	415,560.7	$1,294,512,987
The following represents the changes in ounces of gold and the respective fai
r value during the year ended December 31, 2024:

	Amount in ounces	Amount in US$
Balance at December 31, 2023	307,119.5	$633,403,259
Creations	77,762.2	192,858,850
Redemptions	(43,543.3)	(98,618,493)
Net realized gain (loss) from gold bullion distributed for redemptions	—	14,284,935
Transfer of gold to pay expenses	(551.8)	(1,310,750)
Net realized gain (loss) from gold sold to pay expenses	—	(5,039)
Change in unrealized appreciation (depreciation) on investment in gold	—	149,130,102

Balance at December 31, 2024	340,786.6	$889,742,864
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
7. SUBSEQUENT EVENTS
Management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that would require disclosure in the Trust’s financial statements through this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the Shares), the Trust’s operations, the Sponsors’ plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”); Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2024 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2025, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, 7,581,000 Shares (303 Baskets) were created in exchange for 74,927.5 ounces of gold, and 153.4 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $30.78, due to a higher price of gold of $3,115.10 at period end which represented an increase of 19.3% from the AM price of $2,610.85 on December 31, 2024.

The change in net assets from operations for the three months ended March 31, 2025 was $187,851,937, which was due to (i) the Sponsor Fee of $(470,596) and (ii) a net realized and unrealized gain of $188,322,533 from operations, which in turn resulted from a net realized loss on gold sold to pay expenses of $(6,774) and a net change in unrealized appreciation on investments in gold bullion of $188,329,307. Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2025.

At March 31, 2025, the Custodian held 415,560.7 ounces of gold on behalf of the Trust in its vault, with a market value of $1,294,512,987 (cost: $917,750,716) based on the LBMA PM Gold Price at period end.

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

The change in net assets from operations for the three months ended March 31, 2024 was $42,689,494, which was due to (i) the Sponsor Fee of $(274,036) and (ii) a net realized and unrealized gain of $42,963,530 from operations, which in turn resulted from a net realized loss on gold distributed for redemptions of $(1,054), from a net realized gain on gold sold to pay expenses of $4,004,013 and a net change in unrealized appreciation on investments in gold bullion of $38,960,571. Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2024.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At March 31, 2025 and 2024, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At March 31, 2025 and 2024, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 30, 2024 to March 31, 2025.

Source: Bloomberg, LBMA Gold Price PM USD, December 30, 2024 – March 31, 2025

The average, high, low and end-of-period gold prices for each quarterly period from April 1, 2024 through March 31, 2025, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
January 1, 2025 to March 31, 2025	$2,859.62	$3,115.10	Mar. 31, 2025	$2,633.35	Jan. 6, 2025	$3,115.10	Mar. 31, 2025
October 1, 2024 to December 31, 2024	$2,663.38	$2,777.80	Oct. 30, 2024	$2,567.30	Nov. 14, 2024	$2,610.85	Dec. 31, 2024(2)
July 1, 2024 to September 30, 2024	$2,474.29	$2,663.75	Sep. 26, 2024	$2,329.10	Jul. 1, 2024	$2,629.95	Sep. 30, 2024
April 1, 2024 to June 30, 2024	$2,338.18	$2,427.30	May 21, 2024	$2,264.50	Apr. 2, 2024	$2,330.90	Jun. 28, 2024

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2025. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the 2024 Form 10-K should be carefully considered. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 0 Baskets (0 Shares) during the fiscal quarter ended March 31, 2025 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/25 to 1/31/25	0	$—
2/1/25 to 2/28/25	0	$—
3/1/25 to 3/31/25	0	$—

Total	0

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Not applicable.
(b) Not applicable. The Trust does not have any directors, officers or employees.
(c) Not applicable.
No authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, have adopted, modified or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the fiscal quarter ended March 31, 2025.
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

Date: May 8, 2025

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.