Form 10-Q
period 2025-06-30
Goldman Sachs Physical Gold ETF
filed 2025-08-06
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2025.
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 48,254,722 outstanding shares as of August 1, 2025.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Investment in gold, at fair value (cost $1,118,918,030 and $701,309,900, respectively)	$1,544,399,965	$889,742,864
Receivable for gold sold	—	8,388,588

Total assets	1,544,399,965	898,131,452

Liabilities
Payable for Trust Shares purchased	—	8,388,588
Sponsor fee payable	223,427	139,541

Total liabilities	223,427	8,528,129

Net Assets	$1,544,176,538	$889,603,323

Shares issued and outstanding ( unlimited number of Shares authorized, no par value)	47,554,722	34,466,000
Net asset value per Share	$32.47	$25.81
See notes to unaudited financial statements.

Goldman Sachs Physical
Gold
ETF
Schedules of Investments
June 30, 2025 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	469,786.6	$1,118,918,030	$1,544,399,965	100.01%

Total Investments		$1,118,918,030	$1,544,399,965	100.01%
Liabilities in excess of other assets			(223,427)	(0.01)%

Net Assets			$1,544,176,538	100.00%

December 31, 2024

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	340,786.6	$701,309,900	$889,742,864	100.02%

Total Investments		$701,309,900	$889,742,864	100.02%
Liabilities in excess of other assets			(139,541)	(0.02)%

Net Assets			$889,603,323	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended June 30, 2025 (unaudited)	Three Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2024 (unaudited)
Expenses
Sponsor fee	$(656,801)	$(312,737)	$(1,127,397)	$(586,773)

Total expenses	(656,801)	(312,737)	(1,127,397)	(586,773)

Net investment loss	(656,801)	(312,737)	(1,127,397)	(586,773)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	22,098,194	—	22,098,194	4,004,013
Net realized gain (loss) on gold sold to pay expenses	(18,373)	1,362	(25,147)	308

Net realized gain	22,079,821	1,362	22,073,047	4,004,321

Net change in unrealized appreciation (depreciation) on investment in gold	48,719,664	33,065,255	237,048,971	72,025,826

Net realized and unrealized gain (loss) from operations	70,799,485	33,066,617	259,122,018	76,030,147

Net Increase (Decrease) in Net Assets resulting from operations	$70,142,684	$32,753,880	$257,994,621	$75,443,374

Net Increase (Decrease) in Net Assets resulting from operations per Share	$1.55	$1.08	$6.24	$2.51

Average number of Shares	45,136,430	30,236,769	41,363,929	30,066,989

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended June 30, 2025 (unaudited)	Three Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2024 (unaudited)
Net Assets, beginning of period	$1,294,329,660	$634,731,914	$889,603,323	$633,308,267

Creations	232,338,302	54,556,905	449,212,702	64,592,477
Redemptions	(52,634,108)	—	(52,634,108)	(51,301,419)

Net creations (redemptions)	179,704,194	54,556,905	396,578,594	13,291,058

Net investment loss	(656,801)	(312,737)	(1,127,397)	(586,773)
Net realized gain	22,079,821	1,362	22,073,047	4,004,321
Net change in unrealized appreciation (depreciation) on investments in gold	48,719,664	33,065,255	237,048,971	72,025,826

Net Assets, end of period	$1,544,176,538	$722,042,699	$1,544,176,538	$722,042,699

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended June 30, 2025 (unaudited)	Three Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2024 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$616,701	$301,229	$1,043,511	$576,133
Expenses – Sponsor’s fee paid	(616,701)	(301,229)	(1,043,511)	(576,133)

Net cash provided by operating activities	—	—	—	—

Increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	—	—	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase in net assets resulting from operations	$70,142,684	$32,753,880	$257,994,621	$75,443,374
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	616,701	301,229	1,043,511	576,133
Net realized (gain) loss	(22,079,821)	(1,362)	(22,073,047)	(4,004,321)
Net change in unrealized (appreciation) depreciation on investment in gold	(48,719,664)	(33,065,255)	(237,048,971)	(72,025,826)
Change in operating assets and liabilities:
Sponsor’s fee payable	40,100	11,508	83,886	10,640

Net cash provided by (used in) operating activities	$—	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$232,338,302	$54,556,905	$449,212,702	$64,592,477
Gold bullion distributed for Shares redeemed	$(52,634,108)	$—	$(52,634,108)	$(51,301,419)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended June 30, 2025 (unaudited)	Three Months Ended June 30, 2024 (unaudited)	Six Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2024 (unaudited)
Per Share Performance (for a Share outstanding throughout each period)
Net asset value per Share, beginning of period	$30.78	$21.92	$25.81	$20.43
Net investment loss (a)	(0.01)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	1.70	1.15	6.69	2.65

Change in net assets from operations	1.69	1.14	6.66	2.63

Net asset value per Share, end of period	$32.47	$23.06	$32.47	$23.06

Market value per Share, beginning of period	$30.88	$21.99	$25.94	$20.44

Market value per Share, end of period	$32.68	$23.01	$32.68	$23.01

Total Return, at net asset value (b)	5.49%	5.20%	25.80%	12.87%
Total Return, at market value (b)	5.83%	4.64%	25.98%	12.57%
Net assets ($000’s)	$1,544,177	$722,043	$1,544,177	$722,043
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average Shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of June 30, 2025, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
The statements of assets and liabilities and schedules of investments at June 30, 2025 and the statements of operations, of changes in net assets and of cash flows for the periods ended June 30, 2025 and 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2025 have been made.
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
2.3. Expenses, Realized Gains and Losses
The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee accrues daily based on the prior business day’s Net Asset Value and is payable in cash from the Trust property or the sale of gold in accordance with the Trust Agreement. Realized gains and losses result from the sale of gold for Share redemptions and the sale of gold for the payment of Trust expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold sold or between the sale price and cost of gold sold. The cost of gold is determined using the specific identification method.
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
Changes in the Shares during the three months ended June 30, 2025 and 2024 are:

	June 30, 2025	June 30, 2024
Beginning Share Balance	42,047,000	28,956,000
Creations (representing 286 and 94 Baskets, respectively)	7,157,722	2,350,000
Redemptions (representing 66 and – Baskets, respectively)	(1,650,000)	—

Ending Share Balance	47,554,722	31,306,000
Changes in the Shares during the six months ended June 30, 2025 and 2024 are:

	June 30, 2025	June 30, 2024
Beginning Share Balance	34,466,000	31,006,000
Creations (representing 590 and 114 Baskets, respectively)	14,738,722	2,850,000
Redemptions (representing 66 and 102 Baskets, respectively)	(1,650,000)	(2,550,000)

Ending Share Balance	47,554,722	31,306,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself
is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
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
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended June 30, 2025:

	Amount in ounces	Amount in US$
Balance at March 31, 2025	415,560.7	$1,294,512,987
Creations	70,717.0	232,338,302
Redemptions	(16,301.0)	(52,634,108)
Net realized gain (loss) from gold bullion distributed for redemptions	—	22,098,194
Sale of gold to pay expenses	(190.1)	(616,701)
Net realized gain (loss) from gold sold to pay expenses	—	(18,373)
Change in unrealized appreciation (depreciation) on investment in gold	—	48,719,664

Balance at June 30, 2025	469,786.6	$1,544,399,965
The following represents the changes in ounces of gold and the respective fair value during the six months ended June 30, 2025:

	Amount in ounces	Amount in US$
Balance at December 31, 2024	340,786.6	$889,742,864
Creations	145,644.5	449,212,702
Redemptions	(16,301.0)	(52,634,108)
Net realized gain (loss) from gold bullion distributed for redemptions	—	22,098,194
Sale of gold to pay expenses	(343.5)	(1,043,511)
Net realized gain (loss) from gold sold to pay expenses	—	(25,147)
Change in unrealized appreciation (depreciation) on investment in gold	—	237,048,971

Balance at June 30, 2025	469,786.6	$1,544,399,965
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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of June 30, 2025, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three and Six Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, 7,157,722 Shares (286 Baskets) were created in exchange for 70,717.0 ounces of gold, 1,650,000 Shares (66 Baskets) were redeemed in exchange for 16,301.0 ounces of gold, and 190.1 ounces of gold were sold to pay expenses. For the six months ended June 30, 2025, 14,738,722 Shares (590 Baskets) were created in exchange for 145,644.5 ounces of gold, 1,650,000 Shares ((66) Baskets) were redeemed in exchange for 16,301.0 ounces of gold, and 343.5 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $32.47 compared to $30.78 at March 31, 2025 and $25.81 at December 31, 2024. The change in the NAV per Share was due to a change in the price of gold to $3,287.45 at period end, which represented an increase of 5.53% from $3,115.10 at March 31, 2025 and an increase of 25.91% from the AM price of $2,610.85 on December 31, 2024.

For the three months ended June 30, 2024, 2,350,000 Shares (94 Baskets) were created in exchange for 23,258.7 ounces of gold, no shares were redeemed, and 130.8 ounces of gold were sold to pay expenses. For the six months ended June 30, 2024, 2,850,000 Shares (114 Baskets) were created in exchange for 28,209.2 ounces of gold, 2,550,000 Shares ((102) Baskets) were redeemed in exchange for 25,248.9 ounces of gold, and 264.6 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $23.06 compared to $21.92 at March 31, 2024 and $20.43 at December 31, 2023. The change in the NAV per Share was due to a change in the price of gold to $2,330.90 at period end, which represented an increase of 5.26% from $2,214.35 at March 31, 2024 and an increase of 13.02% from $2,062.40 at December 31, 2023.

At June 30, 2025, the Custodian held 469,786.6 ounces of gold on behalf of the Trust in its vault, with a market value of $1,544,399,965 (cost: $1,118,918,030) based on the LBMA PM Gold Price at period end.

At June 30, 2024, the Custodian held 309,815.2 ounces of gold on behalf of the Trust in its vault, with a market value of $722,148,331 (cost: $610,819,643) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended June 30, 2025 was $70,142,684 which was due to (i) the Sponsor Fee of $(656,801) and (ii) a net realized and unrealized gain of $70,799,485 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $22,098,194, a net realized loss on gold sold to pay expenses of $(18,373) and a net change in unrealized appreciation on investments in gold bullion of $48,719,664. Other than the Sponsor Fee, the Trust had no expenses during the three months ended June 30, 2025.

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

The change in net assets from operations for the six months ended June 30, 2025 was $257,994,621, which was due to (i) the Sponsor Fee of $(1,127,397) and (ii) a net realized and unrealized gain of $259,122,018 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $22,098,194, a net realized loss on gold transferred to pay expenses of $(25,147) and a net change in unrealized appreciation on investments in gold bullion of $237,048,971. Other than the Sponsor Fee, the Trust had no expenses during the six months ended June 30, 2025.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At June 30, 2025 and 2024, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At June 30, 2025 and 2024, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 31, 2024 to June 30, 2025.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2024 – June 30, 2025

The average, high, low and end-of-period gold prices for each quarterly period from July 1, 2024 through June 30, 2025, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
April 1, 2025 to June 30, 2025	$3,280.35	$3,435.35	Jun. 13, 2025	$3,014.75	Apr. 7, 2025	$3,287.45		Jun. 30, 2025
January1, 2025 to March 31, 2025	$2,859.62	$3,115.10	Mar. 31, 2025	$2,633.35	Jan. 6, 2025	$3,115.10		Mar. 31, 2025
October 1, 2024 to December 31, 2024	$2,663.38	$2,777.80	Oct. 30, 2024	$2,567.30	Nov. 14, 2024	$2,610.85	(2)	Dec. 31, 2024
July 1, 2024 to September 30, 2024	$2,474.29	$2,663.75	Sep. 26, 2024	$2,329.10	Jul. 1, 2024	$2,629.95		Sep. 30, 2024

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2025. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) None.

b) Not applicable.

c) Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 66 Baskets (1,650,000 Shares) during the fiscal quarter ended June 30, 2025 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/25 to 4/30/25	—	$—
5/1/25 to 5/31/25	1,650,000	$31.90
6/1/25 to 6/30/25	—	$—

Total	1,650,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) Not applicable.
(b) Not applicable. The Trust does not have any directors, officers or employees.
(c) Not applicable.
No authorized officers of the
Sponsor
, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, have adopted, modified or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the fiscal quarter ended June 30, 2025.
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

Date: August 6, 2025

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.