Form 10-Q
period 2025-09-30
Goldman Sachs Physical Gold ETF
filed 2025-11-07
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes ☒ No
The registrant had 56,704,722 outstanding shares as of November 3, 2025.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Investment in gold, at fair value (cost $1,279,050,081 and $701,309,900, respectively)	$1,970,030,751	$889,742,864
Receivable for gold sold	—	8,388,588

Total assets	1,970,030,751	898,131,452

Liabilities
Payable for Trust Shares purchased	—	8,388,588
Sponsor fee payable	271,559	139,541

Total liabilities	271,559	8,528,129

Net Assets	$1,969,759,192	$889,603,323

Shares issued and outstanding ( unlimited number of Shares authorized, no par value)	52,154,722	34,466,000
Net asset value per Share	$37.77	$25.81
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
September 30, 2025 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	515,000.3	$1,279,050,081	$1,970,030,751	100.01%

Total Investments		$1,279,050,081	$1,970,030,751	100.01%
Liabilities in excess of other assets			(271,559)	(0.01)%

Net Assets			$1,969,759,192	100.00%

December 31, 2024

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	340,786.7	$701,309,900	$889,742,864	100.02%

Total Investments		$701,309,900	$889,742,864	100.02%
Liabilities in excess of other assets			(139,541)	(0.02)%

Net Assets			$889,603,323	100.00%

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended September 30, 2025 (unaudited)	Three Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)
Expenses
Sponsor fee	$(758,528)	$(351,991)	$(1,885,925)	$(938,764)

Total expenses	(758,528)	(351,991)	(1,885,925)	(938,764)

Net investment loss	(758,528)	(351,991)	(1,885,925)	(938,764)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	—	2,678,605	22,098,194	6,682,618
Net realized gain (loss) on gold sold to pay expenses	(7,913)	(2,797)	(33,060)	(2,489)

Net realized gain (loss)	(7,913)	2,675,808	22,065,134	6,680,129

Net change in unrealized appreciation (depreciation) on investment in gold	265,498,735	92,157,585	502,547,706	164,183,411

Net realized and unrealized gain (loss) from operations	265,490,822	94,833,393	524,612,840	170,863,540

Net Increase (Decrease) in Net Assets resulting from operations	$264,732,294	$94,481,402	$522,726,915	$169,924,776

Net Increase (Decrease) in Net Assets resulting from operations per Share	$5.39	$2.97	$11.88	$5.54

Average number of Shares	49,111,787	31,789,533	43,982,987	30,645,361

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended September 30, 2025 (unaudited)	Three Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)
Net Assets, beginning of period	$1,544,176,538	$722,042,699	$889,603,323	$633,308,267

Creations	160,850,360	77,166,157	610,063,062	141,758,634
Redemptions	—	(11,482,357)	(52,634,108)	(62,783,776)

Net creations (redemptions)	160,850,360	65,683,800	557,428,954	78,974,858

Net investment loss	(758,528)	(351,991)	(1,885,925)	(938,764)
Net realized gain (loss)	(7,913)	2,675,808	22,065,134	6,680,129
Net change in unrealized appreciation (depreciation) on investments in gold	265,498,735	92,157,585	502,547,706	164,183,411

Net Assets, end of period	$1,969,759,192	$882,207,901	$1,969,759,192	$882,207,901

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended September 30, 2025 (unaudited)	Three Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$710,396	$334,744	$1,753,907	$910,877
Expenses – Sponsor’s fee paid	(710,396)	(334,744)	(1,753,907)	(910,877)

Net cash provided by operating activities	—	—	—	—

Increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	—	—	—	—

Reconciliation of Net Increase in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase in net assets resulting from operations	$264,732,294	$94,481,402	$522,726,915	$169,924,776
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	710,396	334,744	1,753,907	910,877
Net realized (gain) loss	7,913	(2,675,808)	(22,065,134)	(6,680,129)
Net change in unrealized (appreciation) depreciation on investment in gold	(265,498,735)	(92,157,585)	(502,547,706)	(164,183,411)
Change in operating assets and liabilities:
Sponsor’s fee payable	48,132	17,247	132,018	27,887

Net cash provided by (used in) operating activities	$—	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$160,850,360	$77,166,157	$610,063,062	$141,758,634
Gold bullion distributed for Shares redeemed	$—	$(11,482,357)	$(52,634,108)	$(62,783,776)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended September 30, 2025 (unaudited)	Three Months Ended September 30, 2024 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2024 (unaudited)
Per Share Performance (for a Share outstanding throughout each period)
Net asset value per Share, beginning of period	$32.47	$23.06	$25.81	$20.43
Net investment loss (a)	(0.02)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	5.32	2.96	12.00	5.61

Change in net assets from operations	5.30	2.95	11.96	5.58

Net asset value per Share, end of period	$37.77	$26.01	$37.77	$26.01

Market value per Share, beginning of period	$32.68	$23.01	$25.94	$20.44

Market value per Share, end of period	$38.12	$26.03	$38.12	$26.03

Total Return, at net asset value (b)	16.32%	12.79%	46.34%	27.31%
Total Return, at market value (b)	16.65%	13.12%	46.95%	27.35%
Net assets ($000’s)	$1,969,759	$882,208	$1,969,759	$882,208
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average Shares outstanding.
(b)
Total Return, at net asset value is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Total returns for periods less than one full year are not annualized.

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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2025, each of Goldman Sachs & Co. LLC, JP Morgan Securities Inc., and Virtu Americas LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
The statements of assets and liabilities and schedules of investments at September 30, 2025 and the statements of operations, of changes in net assets and of cash flows for the periods ended September 30, 2025 and 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2025 have been made.
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
Changes in the Shares during the three months ended September 30, 2025 and 2024 are:

	September 30, 2025	September 30, 2024
Beginning Share Balance	47,554,722	31,306,000
Creations (representing 184 and 123 Baskets, respectively)	4,600,000	3,085,000
Redemptions (representing – and 19 Baskets, respectively)	—	(475,000)

Ending Share Balance	52,154,722	33,916,000
Changes in the Shares during the nine months ended September 30, 2025 and 2024 are:

	September 30, 2025	September 30, 2024
Beginning Share Balance	34,466,000	31,006,000
Creations (representing 774 and 237 Baskets, respectively)	19,338,722	5,935,000
Redemptions (representing 66 and 121 Baskets, respectively)	(1,650,000)	(3,025,000)

Ending Share Balance	52,154,722	33,916,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
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
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended September 30, 2025:

	Amount in ounces	Amount in US$
Balance at June 30, 2025	469,786.6	$1,544,399,965
Creations	45,422.9	160,850,360
Redemptions	—	—
Net realized gain (loss) from gold bullion distributed for redemptions	—	—
Sale of gold to pay expenses	(209.2)	(710,396)
Net realized gain (loss) from gold sold to pay expenses	—	(7,913)
Change in unrealized appreciation (depreciation) on investment in gold	—	265,498,735

Balance at September 30, 2025	515,000.3	$1,970,030,751

The following represents the changes in ounces of gold and the respective fair value during the nine months ended September 30, 2025:

	Amount in ounces	Amount in US$
Balance at December 31, 2024	340,786.7	$889,742,864
Creations	191,067.3	610,063,062
Redemptions	(16,301.0)	(52,634,108)
Net realized gain (loss) from gold bullion distributed for redemptions	—	22,098,194
Sale of gold to pay expenses	(552.7)	(1,753,907)
Net realized gain (loss) from gold sold to pay expenses	—	(33,060)
Change in unrealized appreciation (depreciation) on investment in gold	—	502,547,706

Balance at September 30, 2025	515,000.3	$1,970,030,751
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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2025, each of Goldman Sachs & Co. LLC, JP Morgan Securities Inc., and Virtu Americas LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three and Nine Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, 4,600,000 Shares (184 Baskets) were created in exchange for 45,422.9 ounces of gold, no Shares were redeemed, and 209.2 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2025, 19,338,722 Shares (774 Baskets) were created in exchange for 191,067.4 ounces of gold, 1,650,000 Shares (66 Baskets) were redeemed in exchange for 16,301.0 ounces of gold, and 552.7 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $37.77 compared to $32.47 at June 30, 2025 and $25.81 at December 31, 2024. The change in the NAV per Share was due to a change in the price of gold to $3,825.30 at period end, which represented an increase of 16.36% from $3,287.45 at June 30, 2025 and an increase of 46.52% from $2,610.85 at December 31, 2024.

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

At September 30, 2025, the Custodian held 515,000.3 ounces of gold on behalf of the Trust in its vault, with a market value of $1,970,030,751 (cost: $1,279,050,081) based on the LBMA PM Gold Price at period end.

At September 30, 2024, the Custodian held 335,493.4 ounces of gold on behalf of the Trust in its vault, with a market value of $882,330,780 (cost:$678,844,507) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended September 30, 2025 was $264,732,294, which was due to (i) the Sponsor Fee of $(758,528) and (ii) a net realized and unrealized gain of $265,490,822 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(7,913) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $265,498,735. Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2025.

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

The change in net assets from operations for the nine months ended September 30, 2025 was $522,726,915, which was due to (i) the Sponsor Fee of $(1,885,925) and (ii) a net realized and unrealized gain of $524,612,840 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $22,098,194, a net realized loss on gold transferred to pay expenses of $(33,060) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $502,547,706. Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2025.

The change in net assets from operations for the nine months ended September 30, 2024 was $169,924,776, which was due to (i) the Sponsor Fee of $(938,764) and (ii) a net realized and unrealized gain of $170,863,540 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $6,682,618, a net realized loss on gold sold to pay expenses of $(2,489) and a net change in unrealized appreciation on investments in gold bullion of $164,183,411. Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2024.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At September 30, 2025 and 2024, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At September 30, 2025 and 2024, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 31, 2024 to September 30, 2025.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2024 – September 30, 2025

The average, high, low and end-of-period gold prices for each quarterly period from October 1, 2024 through September 30, 2025, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
July 1, 2025 to September 30, 2025	$3,456.54	$3,826.85	Sep. 29, 2025	$3,298.85	Jul. 31, 2025	$3,825.30		Sept. 30, 2025
April 1, 2025 to June 30, 2025	$3,280.35	$3,435.35	Jun. 13, 2025	$3,014.75	Apr. 7, 2025	$3,287.45		Jun. 30, 2025
January 1, 2025 to March 31, 2025	$2,859.62	$3,115.10	Mar. 31, 2025	$2,633.35	Jan. 6, 2025	$3,115.10		Mar. 31, 2025
October 1, 2024 to December 31, 2024	$2,663.38	$2,777.80	Oct. 30, 2024	$2,567.30	Nov. 14, 2024	$2,610.85	(2)	Dec. 31, 2024

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2025. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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
(c) Not applicable.
No authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the fiscal quarter ended September 30, 2025.
Item 6. Exhibits.
See the Exhibit Index below, which is incorporated by reference herein
.

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

Date: November 7, 2025

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.