Form 10-K
period 2025-12-31
Goldman Sachs Physical Gold ETF
filed 2026-02-24
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $1,544,176,538 based upon the last reported sales price for such date on the Cboe BZX Exchange, Inc.
The registrant had 59,804,722 outstanding shares as of December 31, 2025.
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

“CODM” – Chief Operating Decision Maker.

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

“Trustee” – BNYM, a banking corporation organized under the laws of the State of New York with trust powers, or its successor.

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

The Sponsor of the Trust is Goldman Sachs Asset Management, L.P., a Delaware limited partnership. Goldman Sachs Asset Management, L.P. is an indirect, wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and an affiliate of Goldman Sachs & Co. LLC. Founded in 1869, Goldman Sachs Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm.

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

The Sponsor of the registrant maintains an Internet website at www.gsam.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

THE SPONSOR

Goldman Sachs Asset Management, L.P., a Delaware limited partnership, is the Sponsor of the Trust. Goldman Sachs Asset Management, L.P. has been registered as an investment adviser with the Securities and Exchange Commission since 1990 and is an indirect, wholly-owned subsidiary of Goldman Sachs Group Inc. and affiliate of Goldman Sachs & Co. LLC. Founded in 1869, Goldman Sachs Group, Inc. is a publicly-held financial holding company and a leading global investment banking, securities and investment management firm. As of December 31, 2025, Goldman Sachs Asset Management, L.P., including its investment advisory affiliates, had assets under supervision of approximately $3.6 trillion. The Sponsor’s office is located at 200 West Street, New York, NY 10282 and its phone number is 212-902-1000.

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

THE GOLD INDUSTRY

Gold Supply and Demand

Two unique qualities of gold set it apart from other commodities: (i) gold (whether coin, jewelry or bullion) can be stored in a vault at low cost and not deteriorate; and (ii) gold can be used as a store of value. From its original use in jewelry and decorative arts to its later role as a standard trading medium and storage of value, gold has been instrumental in the historical development of the world’s economies and exchange systems. Today, gold remains a key component of many countries’ official reserves and has retained its importance within jewelry making. Along with its aesthetic attributes and scarcity, gold exhibits desirable physical characteristics as a trading medium: great malleability and durability. Gold is an easy metal to work with—it is often discovered in a virtually pure and workable state, making it easy to be melted, processed, and formed into standardized shapes. As a unit of value, gold therefore displays high levels of portability and measurability. Moreover, as compared to other perishable commodities that have historically been used as mediums of exchange (i.e., cattle, furs and tobacco), gold is much more durable; in addition to its malleability, gold is resistant to corrosion and tarnish, allowing gold to retain an intrinsically stable value. The table below summarizes the world gold supply and demand from 2020-2024 and is based on information reported in Gold Focus 2024.

Tonnes	2020	2021	2022	2023	2024
SUPPLY
Mine Production	3,483	3,575	3,645	3,640	3,661
Recycling	1,293	1,136	1,136	1,234	1,368
Net Hedging Supply	—	—	—	69	—
Total Supply	4,776	4,711	4,782	4,943	5,029
DEMAND
Jewelry Fabrication	1,324	2,247	2,228	2,206	2,011
Industrial Demand	309	337	315	305	326
Net Physical Investment	900	1,182	1,214	1,207	1,191
Net Hedging Demand	37	5	7	—	55
Net Official Sector Buying	255	450	1,080	1,051	1,086
Total Demand	2,824	4,222	4,844	4,769	4,669
Market Balance	1,952	489	(62)	175	359
Net Investment in ETPs	893	(189)	(110)	(244)	(7)
Market Balance less ETPs	1,059	678	47	419	366
Gold Price (US$/oz, London)	1,770	1,799	1,800	1,941	2,386

Source: Gold Focus 2025

Totals may not add due to independent rounding.

According to the data above, gold supply averaged 4,848 tonnes (t) per year between 2020 and 2024. The largest portion of gold supplied to the market is from mine production, which averaged approximately 3,601t per year from 2020 through 2024. The second largest source of annual gold supply is recycling gold, which is gold that has been recovered from jewelry and other fabricated products and converted back into marketable gold. Recycled gold averaged approximately 1,233t annually between 2020 through 2024.

According to the data above, gold demand averaged 4,266t per year between 2020 and 2024. Gold demand generally comes from four sources: jewelry, industry (including medical applications), investment and the official sector (including central banks and supranational organizations). The largest source of demand comes from jewelry fabrication, which accounted for approximately 47% of the identifiable demand from 2020 through 2024, followed by net physical investment, which represents identifiable investment demand, which accounted for approximately 27%.

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

The following chart illustrates the changes in the price of gold in U.S. dollars per ounce over the period from December 2015 through December 2025. The price of gold in the chart is based on the LBMA Gold Price PM.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2015 – December 31, 2025

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

•	investors’ expectations regarding future inflation rates;

•	currency exchange rate volatility;

•	interest rate volatility; and

•	unexpected political, economic, global or regional incidents, including the Israel-Hamas war and the continued of the war invasion of Ukraine.

In February 2022, Russia launched a large-scale invasion of Ukraine. These steps have increased tensions between its neighbors and Western countries. These developments have continued for some time and created uncertainties in the region. Russia’s actions have induced the United States and other countries to impose economic sanctions and may result in additional sanctions in the future. Such sanctions and other similar measures could cause volatility in precious metals prices and have a significant impact on Trust performance and the value of an investment in the Shares. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Gold Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase, or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022.

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

The Trust does not insure its gold. The Custodian maintains insurance on such terms and conditions as it considers appropriate in connection with its custodial obligations under the Custody Agreement and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, investors cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custody Agreement does not require any direct or indirect Sub-Custodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, investors’ legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, and any Sub-Custodians is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Cyber Risk Management and Strategy
As a part of the overall risk management system for the Trust, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Trust does not have any directors, officers, or employees. The Sponsor, an indirect, wholly owned subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and an affiliate of Goldman Sachs & Co. LLC, generally oversees the performance of the Trustee and the Trust’s principal service providers. The Trustee in turn is generally responsible for the day-to-day administration of the Trust. The Sponsor and the Trust rely on Goldman Sachs’ cybersecurity policy, which also applies to the Trust. The Sponsor and the Trust also rely on the systems of Goldman Sachs Group Inc., its third-party service providers, and the Trust’s service providers.
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
Cyber Risk Governance
Goldman Sachs Group Inc.’s board of directors (the “GS Board”) provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The GS Board, both directly and through its committees, including its Risk and Audit Committees, receives periodic reports and updates from an officer of Goldman Sachs regarding the overall state of the cybersecurity program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

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

Holders

As of December 31, 2025, there were approximately 107 DTC participating shareholders of record of the Trust.

Dividends

The Trust has never paid any cash dividends on our shares, and it does not anticipate paying cash dividends in the foreseeable future.

Use of Proceeds from Registered Securities

Not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The Trust does not purchase shares directly from its shareholders, in connection with its redemptions of Baskets, there were no redemptions during the fiscal quarter ended December 31, 2025.

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

Source: Bloomberg, LBMA Gold Price PM USD versus AAAU NAV Index, August 15, 2018 – December 31, 2025

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

Valuation of Gold and Computation of Net Asset Value

The Trustee determines the Net Asset Value of the Trust on each day that the Cboe BZX Exchange (NYSE Arca prior to February 3, 2022) is open for regular trading, as promptly as practical after 4:00 p.m. New York City time. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. In determining the Trust’s Net Asset Value, the Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per Fine Ounce. If no LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold. At December 31, 2024 and December 31, 2025, the LBMA Gold Price AM was utilized.

	Ounces	Fair Value
Beginning balance as of December 31, 2024	340,786.6	$889,742,864
Gold bullion contributed	266,584.1	922,113,513
Gold bullion distributed	(16,301.0)	(52,634,108)
Net realized gain (loss) from gold bullion distributed for redemptions	—	22,098,194
Transfers of gold to pay expenses	(786.7)	(2,702,382)
Net realized gain (loss) from gold sold to pay expenses	—	(54,763)
Change in unrealized appreciation (depreciation) on investment in gold bullion	—	764,346,461

Ending balance as of December 31, 2025	590,283.0	$2,542,909,779

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

Review of Financial Results

For Year Ended December 31, 2025

For the year ended December 31, 2025, 26,988,722 shares (1,080 Baskets) were created in exchange for 266,584.1 ounces of gold, 1,650,000 shares (66 baskets) were redeemed in exchange for 16,301.0 ounces of gold, and 786.7 ounces of gold were sold to pay expenses.

At December 31, 2025, the Trust’s NAV per share was at $42.51, compared to $25.81 at December 31, 2024. The increase in NAV per share at year-end was primarily due to a higher price of gold of 4,367.80 at period end which represented an increase of 67.29% from $2,610.85 at December 31, 2024.

At December 31, 2025, the Custodian held 590,283.0 ounces of gold on behalf of the Trust in its vault, with a market value of $2,542,909,779 (cost: $1,590,130,354) based on the LBMA Gold Price AM at period end.

At December 31, 2024, the Custodian held 340,786.6 ounces of gold on behalf of the Trust in its vault, with a market value of $889,742,864 (cost: $701,309,900) based on the LBMA Gold Price AM at period end.

The change in net assets from operations for the year-ended December 31, 2025 was $783,446,114, which was due to (i) the Sponsor Fee of $(2,943,778) and (ii) a net realized and unrealized gain of $786,389,892 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(54,763), net realized gain from gold bullion distributed for redemptions of $22,098,194 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $764,346,461. Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2025.

The change in net assets from operations for the year-ended December 31, 2024 was $162,054,699, which was due to (i) the Sponsor Fee of $(1,355,299) and (ii) a net realized and unrealized gain of $163,409,998 from operations, which in turn resulted from a net realized loss on gold transferred to pay expenses of $(5,039), a net realized gain from gold bullion distributed for redemptions of $14,284,935 and a net change in unrealized appreciation/depreciation on investments in gold bullion of $149,130,102. Other than the Sponsor Fee, the Trust had no expenses during the year ended December 31, 2024.

A comparison of the fiscal years ended December 31, 2024 and 2023 can be found in the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At December 31, 2025, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

As of December 31, 2025, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from January 1, 2025 to December 31, 2025.

Daily gold price – January 1, 2025 to December 31, 2025

LBMA Gold Price PM (in USD)

The average, high, low and end-of-period gold prices for each quarterly period from January 1, 2025 through December 31, 2025, based on the LBMA PM Gold Price PM were:

Period	Average	High	Date	Low	Date	End of period		Last business day(1)
October 1, 2025 to December 31, 2025	$4,135.24	$4,449.40	Dec. 23, 2025	$3,872.00	Oct. 1, 2025	$4,367.80	(2)	Dec. 30, 2025
July 1, 2025 to September 30, 2025	$3,456.54	$3,826.85	Sep. 29, 2025	$3,298.85	Jul. 31, 2025	$3,825.30		Sep. 30, 2025
April 1, 2025 to June 30, 2025	$3,280.35	$3,435.35	Jun. 13, 2025	$3,014.75	Apr. 7, 2025	$3,287.45		Jun. 30, 2025
January 1, 2025 to March 31, 2025	$2,859.62	$3,115.10	Mar. 31, 2025	$2,633.35	Jan. 6, 2025	$3,115.10		Mar. 31, 2025

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)

December 31, 2025 was the last day of the fiscal year; however, no LBMA Gold Price PM was recorded on that date. Numbers provided are from LBMA Gold Price AM on December 31, 2025, the last price recorded for the fiscal year.

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

Item 8. Financial Statements and Supplementary Data.

Goldman Sachs Physical Gold ETF

Quarterly Statements of Operations

For the years ended December 31, 2025 and 2024

(Unaudited)

	Three Months ended March 31, 2025	Three Months ended June 30, 2025	Three Months ended September 30, 2025	Three Months ended December 31, 2025	Year ended December 31, 2025
EXPENSES
Custodial Sponsor fee	$(470,596)	$(656,801)	$(758,528)	$(1,057,853)	$(2,943,778)

Total expenses	(470,596)	(656,801)	(758,528)	(1,057,853)	(2,943,778)

Net investment income (loss)	(470,596)	(656,801)	(758,528)	(1,057,853)	(2,943,778)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	—	22,098,194	—	—	22,098,194
Net realized gain (loss) on gold transferred to pay expenses	(6,774)	(18,373)	(7,913)	(21,703)	(54,763)
Change in unrealized appreciation (depreciation) on investment in gold	188,329,307	48,719,664	265,498,735	261,798,755	764,346,461

Net realized and unrealized gain (loss) from operations	188,322,533	70,799,485	265,490,822	261,777,052	$786,389,892

Net increase in net assets resulting from operations	$187,851,937	$70,142,684	$264,732,294	$260,719,199	$783,446,114

	Three Months ended March 31, 2024	Three Months ended June 30, 2024	Three Months ended September 30, 2024	Three Months ended December 31, 2024	Year ended December 31, 2024
EXPENSES
Custodial Sponsor fee	$(274,036)	$(312,737)	$(351,991)	$(416,535)	$(1,355,299)

Total expenses	(274,036)	(312,737)	(351,991)	(416,535)	(1,355,299)

Net investment income (loss)	(274,036)	(312,737)	(351,991)	(416,535)	(1,355,299)

Net realized and unrealized gain (loss)	4,004,013	—	2,678,605	7,602,317	14,284,935
Net realized gain (loss) on gold transferred to pay expenses	(1,054)	1,362	(2,797)	(2,550)	(5,039)
Change in unrealized appreciation (depreciation) on investment in gold	38,960,571	33,065,255	92,157,585	(15,053,309)	149,130,102

Net realized and unrealized gain (loss) from operations	42,963,530	33,066,617	94,833,393	(7,453,542)	$163,409,998

Net increase in net assets resulting from operations	$42,689,494	$32,753,880	$94,481,402	$(7,870,077)	$162,054,699

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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of December 31, 2025. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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
The duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, such duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.
Item 9B. Other Information.

(a)	Not applicable.

(b)	The Trust does not have any directors, officers or employees.
No authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the fiscal year ended December 31, 2025.
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
Alyson Shupe,
39, has served as a Managing Director and head of the Global Product Strategy Group for the Sponsor since 2023. In this role, Ms. Shupe is responsible for overseeing the development and prioritization of public markets products, including the launch of new products, as well as shaping and positioning the existing platform. Prior to this role, Ms. Shupe was head of Product Strategy for JP Morgan Asset Management’s US Advisor and Latin America client businesses, which she had led since 2018. Before joining the Product Strategy team in 2011, Ms. Shupe was an analyst in JP Morgan’s Global Private Bank. Ms. Shupe earned a BBA in Finance, a BBA in Business Economics and a BA in Spanish from Ohio University in 2008.
Joseph DiMaria
, 57, has served as a Managing Director of the Sponsor and has managed the Goldman Sachs Fund Controllers team since 2015 and performs the functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by the Principal Financial Officer and Principal Accounting Officer. He currently serves as the principal financial officer, treasurer and principal accounting officer of the Goldman Sachs Trust, Goldman Sachs Variable Insurance Trust, Goldman Sachs Trust II, Goldman Sachs ETF Trust, Goldman Sachs MLP and Energy Renaissance Fund and Goldman Sachs Real Estate Diversified Income Fund. Prior to joining the Sponsor, Mr. DiMaria spent 12 years with Columbia Threadneedle Investments.
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

Item 14. Principal Accounting Fees and Services.
The table below summarizes the aggregate fees for services performed by PricewaterhouseCoopers LLP, as applicable, for the years ended December 31, 2025 and 2024 were:

	2025	2024
Audit fees	$119,500	$116,000
Audit-related fees	—	—

Total	$119,500	$116,000

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

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

4.5	Description of the Shares of Goldman Sachs Physical Gold ETF Shares (incorporated by reference from Exhibit 4.5 on the Form 10-K filed on March 26, 2021)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025

97.1	Policy and Procedures Regarding Clawback Policy (incorporated by reference from Exhibit 97.1 on the Form 10-K filed on March 7, 2024).

Exhibit No.	Exhibit Description

99.1	Marketing Agent Services Agreement (incorporated by reference from Exhibit 99.2 to the Form 8-K filed on December 14, 2020)

99.2	License Agreement (incorporated by reference from Exhibit 99.3 to the Form 8-K filed on December 14, 2020)

99.3	Amendment to License Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed on December 14, 2020)

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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

Signature		Capacity	Date

By:	/s/ Alyson Shupe	Head of Global Product Strategy Group	February 24, 2026
	Alyson Shupe	(Principal Executive Officer)

By:	/s/ Joseph DiMaria	Managing Director	February 24, 2026
	Joseph DiMaria	(Principal Financial and Accounting Officer)

*	The registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.

GOLDMAN SACHS PHYSICAL GOLD ETF
FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025

Report of Independent Registered Public Accounting Firm
To the Sponsor and Shareholders of Goldman Sachs Physical Gold ETF
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of assets and liabilities, including the schedules of investments of Goldman Sachs Physical Gold ETF (the “Trust”) as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets, and cash flows, including the related notes, and the financial highlights for each of the three years in the period ended December 31, 2025 (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024
,
and the results of its operations, changes in its net assets, its cash flows, and the financial highlights for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control—Integrated Framework
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 24, 2026
We have served as the Trust’s auditor since 2020.

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investment in gold, at fair value (cost $1,590,130,354 and $701,309,900, respectively)	$2,542,909,779	$889,742,864
Receivable for Trust shares sold	—	8,388,588

Total assets	2,542,909,779	898,131,452

Liabilities
Payable for gold purchased	—	8,388,588
Sponsor fee payable	380,937	139,541

Total liabilities	380,937	8,528,129

Net Assets	$2,542,528,842	$889,603,323

Shares issued and outstanding ( unli mited number of shares authorized, no par value)	59,804,722	34,466,000
Net asset value per Share	$42.51	$25.81
See notes to financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
December 31, 2025

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	590,283.0	$1,590,130,354	$2,542,909,779	100.01%

Total Investments		$1,590,130,354	$2,542,909,779	100.01%
Liabilities in excess of other assets			(380,937)	(0.01)%

Net Assets			$2,542,528,842	100.00%

December 31, 2024

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	340,786.6	$701,309,900	$889,742,864	100.02%

Total Investments		$701,309,900	$889,742,864	100.02%
Liabilities in excess of other assets			(139,541)	(0.02)%

Net Assets			$889,603,323	100.00%

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Expenses
Sponsor fee	$(2,943,778)	$(1,355,299)	$(1,035,138)

Total expenses	(2,943,778)	(1,355,299)	(1,035,138)

Net investment loss	(2,943,778)	(1,355,299)	(1,035,138)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	22,098,194	14,284,935	5,466,766
Net realized gain (loss) on gold transferred to pay expenses	(54,763)	(5,039)	(35,485)

Net realized gain	22,043,431	14,279,896	5,431,281

Net change in unrealized appreciation (depreciation) on investment in gold	764,346,461	149,130,102	52,001,106

Net realized and unrealized gain (loss) from operations	786,389,892	163,409,998	57,432,387

Net Income (Loss)	$783,446,114	$162,054,699	$56,397,249

Net income (loss) per share	$16.58	$5.11	$1.89

Average number of shares	47,239,151	31,743,172	29,841,315

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Net Assets, beginning of year	$889,603,323	$633,308,267	$436,938,279

Creations	922,113,513	192,858,850	433,194,841
Redemptions	(52,634,108)	(98,618,493)	(293,222,102)

Net creations (redemptions)	869,479,405	94,240,357	139,972,739

Net investment loss	(2,943,778)	(1,355,299)	(1,035,138)
Net realized gain	22,043,431	14,279,896	5,431,281
Net change in unrealized appreciation investments in gold	764,346,461	149,130,102	52,001,106

Net Assets, end of year	$2,542,528,842	$889,603,323	$633,308,267

See notes to financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$2,702,382	$1,310,750	$1,005,875
Expenses – Sponsor’s fee paid	(2,702,382)	(1,310,750)	(1,005,875)

Net cash provided by operating activities	—	—	—

Increase (decrease) in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	—	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$783,446,114	$162,054,699	$56,397,249
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	2,702,382	1,310,750	1,005,875
Net realized (gain) loss	(22,043,431)	(14,279,896)	(5,431,281)
Net change in unrealized (appreciation) depreciation on investment in gold	(764,346,461)	(149,130,102)	(52,001,106)
Change in operating assets and liabilities:
Sponsor’s fee payable	241,396	44,549	29,263

Net cash provided by (used in) operating activities	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for shares issued	$922,113,513	$192,858,850	$433,194,841
Gold bullion distributed for shares redeemed	$(52,634,108)	$(98,618,493)	$(293,222,102)
See notes to financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Per Share Performance (for a Share outstanding throughout each year)
Net asset value per Share, beginning of year	$25.81	$20.43	$17.98
Net investment loss (a)	(0.06)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	16.76	5.42	2.48

Change in net assets from operations	16.70	5.38	2.45

Net asset value per Share, end of year	$42.51	$25.81	$20.43

Market value per Share, beginning of year	$25.94	$20.44	$18.09

Market value per Share, end of year	$42.55	$25.94	$20.44

Total Return, at net asset value (b)	64.70%	26.33%	13.63%
Total Return, at market value (b)	64.03%	26.91%	12.99%
Net assets ($000’s)	$2,542,529	$889,603	$$633,308
Ratios to average net assets
Net investment loss	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average Shares outstanding.
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
The Sponsor of the Trust is Goldman Sachs Asset Management, L.P., a Delaware limited partnership. Goldman Sachs Asset Management, L.P. is an indirect, wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”) and an affiliate of Goldman Sachs & Co. LLC.
The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. JPMorgan Chase Bank, N.A., London branch (the “Custodian”) serves as the Custodian for the Trust’s gold bullion. The Custodian is responsible for holding the Trust’s gold, as well as receiving and converting allocated and unallocated gold on behalf of the Trust.
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of December 31, 2025, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
Changes in the shares during the years ended December 31, 2025, 2024 and 2023 are:

	December 31, 2025	December 31, 2024	December 31, 2023
Beginning Share Balance	34,466,000	31,006,000	24,300,000
Creations (representing 1,080, 314 and 898 baskets, respectively)	26,988,722	7,860,000	22,446,000
Redemptions (representing 66, 176 and 630 baskets, respectively)	(1,650,000)	(4,400,000)	(15,740,000)

Ending Share Balance	59,804,722	34,466,000	31,006,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7. Recently Issued Accounting Pronouncement
The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”).

The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The principal financial officer of the Trust acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with the Trust’s prospectus. The Trust operates as a single
operating and reporting segment. The segment derives its revenues from Trust investments made in accordance with the investment objective of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with that presented within the Trust’s financial statements. The Trust’s financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2025:

	Amount in ounces	Amount in US$
Balance at December 31, 2024	340,786.6	$889,742,864
Creations	266,584.1	922,113,513
Redemptions	(16,301.0)	(52,634,108)
Net realized gain (loss) from gold bullion distributed for redemptions	—	22,098,194
Transfer of gold to pay expenses	(786.7)	(2,702,382)
Net realized gain (loss) from gold transferred to pay expenses	—	(54,763)
Change in unrealized appreciation (depreciation) on investment in gold	—	764,346,461

Balance at December 31, 2025	590,283.0	$2,542,909,779

The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2024:

	Amount in ounces	Amount in US$
Balance at December 31, 2023	307,119.5	$633,403,259
Creations	77,762.2	192,858,850
Redemptions	(43,543.3)	(98,618,493)
Net realized gain (loss) from gold bullion distributed for redemptions	—	14,284,935
Transfer of gold to pay expenses	(551.8)	(1,310,750)
Net realized gain (loss) from gold sold to pay expenses	—	(5,039)
Change in unrealized appreciation (depreciation) on investment in gold	—	149,130,102

Balance at December 31, 2024	340,786.6	$889,742,864
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2023:

	Amount in ounces	Amount in US$
Balance at December 31, 2022	241,125.6	$437,004,008
Creations	222,564.6	433,194,841
Redemptions	(156,051.8)	(293,222,102)
Net realized gain (loss) from gold bullion distributed for redemptions	—	5,466,766
Transfer of gold to pay expenses	(518.9)	(1,005,875)
Net realized gain (loss) from gold sold to pay expenses	—	(35,485)
Change in unrealized appreciation (depreciation) on investment in gold	—	52,001,106

Balance at December 31, 2023	307,119.5	$633,403,259
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