Form 10-Q
period 2026-03-31
Goldman Sachs Physical Gold ETF
filed 2026-05-11
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2026.
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 61,580,722 outstanding Shares as of May 1, 2026.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Investment in gold, at fair value (cost $1,719,879,082 and $1,590,130,354, respectively)	$2,820,272,587	$2,542,909,779

Total assets	2,820,272,587	2,542,909,779

Liabilities
Sponsor fee payable	460,790	380,937

Total liabilities	460,790	380,937

Net Assets	$2,819,811,797	$2,542,528,842

Shares issued and outstanding ( unli mited number of Shares authorized, no par value)	62,030,722	59,804,722
Net asset value per Share	$45.46	$42.51
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
March 31, 2026 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	611,991.8	$1,719,879,082	$2,820,272,587	100.02%

Total Investments		$1,719,879,082	$2,820,272,587	100.02%
Liabilities in excess of other assets			(460,790)	(0.02)%

Net Assets			$2,819,811,797	100.00%
December 31, 2025

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	590,283.0	$1,590,130,354	$2,542,909,779	100.01%

Total Investments		$1,590,130,354	$2,542,909,779	100.01%
Liabilities in excess of other assets			(380,937)	(0.01)%

Net Assets			$2,542,528,842	100.00%
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended March 31, 2026 (unaudited)	Three Months Ended March 31, 2025 (unaudited)
Expenses
Sponsor fee	$(1,312,899)	$(470,596)

Total expenses	(1,312,899)	(470,596)

Net investment loss	(1,312,899)	(470,596)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	17,870,604	—
Net realized gain (loss) on gold sold to pay expenses	(51,699)	(6,774)

Net realized gain (loss)	17,818,905	(6,774)

Net change in unrealized appreciation (depreciation) on investment in gold	147,614,080	188,329,307

Net realized and unrealized gain (loss) from operations	165,432,985	188,322,533

Net Increase (Decrease) in Net Assets resulting from operations	$164,120,086	$187,851,937

Net Increase (Decrease) in Net Assets resulting from operations per Share	$2.66	$5.00

Average number of Shares	61,768,766	37,573,956

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended March 31, 2026 (unaudited)	Three Months Ended March 31, 2025 (unaudited)
Net Assets, beginning of period	$2,542,528,842	$889,603,323

Creations	144,003,541	216,874,400
Redemptions	(30,840,672)	—

Net creations (redemptions)	113,162,869	216,874,400

Net investment loss	(1,312,899)	(470,596)
Net realized gain (loss)	17,818,905	(6,774)
Net change in unrealized appreciation (depreciation) on investments in gold	147,614,080	188,329,307

Net Assets, end of period	$2,819,811,797	$1,294,329,660

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended March 31, 2026 (unaudited)	Three Months Ended March 31, 2025 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$1,233,046	$426,810
Expenses – Sponsor’s fee paid	(1,233,046)	(426,810)

Net cash provided by operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase in net assets resulting from operations	$164,120,086	$187,851,937
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	1,233,046	426,810
Net realized (gain) loss	(17,818,905)	6,774
Net change in unrealized (appreciation) depreciation on investment in gold	(147,614,080)	(188,329,307)
Change in operating assets and liabilities:
Sponsor’s fee payable	79,853	43,786

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$144,003,541	$216,874,400
Gold bullion distributed for Shares redeemed	$(30,840,672)	$—
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended March 31, 2026 (Unaudited)	Three Months Ended March 31, 2025 (Unaudited)
Per Share Performance (for a Share outstanding throughout each period)
Net asset value per Share, beginning of period	$42.51	$25.81
Net investment loss (a)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	2.97	4.98

Change in net assets from operations	2.95	4.97

Net asset value per Share, end of period	$45.46	$30.78

Market value per Share, beginning of period	$42.55	$25.94

Market value per Share, end of period	$46.19	$30.88

Total Return, at net asset value (b)	6.94%	19.26%
Total Return, at market value (b)	8.55%	19.04%
Net assets ($000’s)	$2,819,812	$1,294,330
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%

(a)	Calculated using average Shares outstanding.
(b)
Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares at NAV on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Total returns for periods less than one full year are not annualized.

(c)	Annualized.
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Notes to Unaudited Financial Statements
1. ORGANIZATION
Goldman Sachs Physical Gold ETF (the “Trust”) is organized as a New York trust. The Trust is governed by the provisions of the First Amended and Restated Depository Trust Agreement (as amended from time to time, the “Trust Agreement”) executed after the close of business on December 11, 2020 by Goldman Sachs Asset Management, L.P. (the “Sponsor”) and The Bank of New York Mellon (the “Trustee”). The Trust issues Goldman Sachs Physical Gold ETF Shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust commenced operations on July 26, 2018.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2026, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
The statements of assets and liabilities and schedules of investments at March 31, 2026 and the statements of operations, of changes in net assets and of cash flows for the periods ended March 31, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2026 have been made.
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
2.4. Gold Receivable and Payable
Gold receivable or payable, if any, represents the quantity of gold covered by contractually binding orders for the creation or redemption of shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within a business day of the trade date.

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
Orders to create or redeem Baskets may be placed only by Authorized Participants. To become an Authorized Participant, an entity must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions and paid to the Trustee.
Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such entity has any obligation or responsibility to a Sponsor or the Trust to affect any sale or resale of Shares.
Changes in the Shares during the three months ended March 31, 2026 and 2025 are:

	March 31, 2026	March 31, 2025
Beginning Share Balance	59,804,722	34,466,000
Creations (representing 117 and 303 Baskets, respectively)	2,926,000	7,581,000
Redemptions (representing 28 and 0 Baskets, respectively)	(700,000)	—

Ending Share Balance	62,030,722	42,047,000
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7. Segment Reporting
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

3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended March 31, 2026:

	Amount in ounces	Amount in US$
Balance at December 31, 2025	590,283.0	$2,542,909,779
Creations	28,872.2	144,003,541
Redemptions	(6,905.3)	(30,840,672)
Net realized gain (loss) from gold bullion distributed for redemptions	—	17,870,604
Transfer of gold to pay expenses	(258.1)	(1,233,046)
Net realized gain (loss) from gold sold to pay expenses	—	(51,699)
Change in unrealized appreciation (depreciation) on investment in gold	—	147,614,080

Balance at March 31, 2026	611,991.8	$2,820,272,587
The following represents the changes in ounces of gold and the respective fair value during the year ended December 31, 2025:

	Amount in ounces	Amount in US$
Balance at December 31, 2024	340,786.6	$889,742,864
Creations	266,584.1	922,113,513
Redemptions	(16,301.0)	(52,634,108)
Net realized gain (loss) from gold bullion distributed for redemptions	—	22,098,194
Transfer of gold to pay expenses	(786.7)	(2,702,382)
Net realized gain (loss) from gold sold to pay expenses	—	(54,763)
Change in unrealized appreciation (depreciation) on investment in gold	—	764,346,461

Balance at December 31, 2025	590,283.0	$2,542,909,779
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the Shares), the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 1A. Risk Factors of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”); Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2025 Form 10-K; Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

Goldman Sachs Physical Gold ETF (the “Trust”) is organized as a New York trust. The Trust is governed by the provisions of the First Amended and Restated Depository Trust Agreement (as amended from time to time, the “Trust Agreement”) executed after the close of business on December 11, 2020 by Goldman Sachs Asset Management, L.P. (the “Sponsor”) and The Bank of New York Mellon (the “Trustee”). The Trust issues Goldman Sachs Physical Gold ETF Shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Trust. The Trust commenced operations on July 26, 2018.

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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of March 31, 2026, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, 2,926,000 Shares (117 Baskets) were created in exchange for 28,872.2 ounces of gold, 700,000 shares (28 baskets) were redeemed in exchange for 6,905.3 ounces of gold, and 258.1 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $45.46, due to a higher price of gold of $4,608.35 at period end which represented an increase of 5.51% from the AM price of $4,367.80 on December 31, 2025.

The change in net assets from operations for the three months ended March 31, 2026 was $164,120,086, which was due to (i) the Sponsor Fee of $(1,312,899) and (ii) a net realized and unrealized gain from operations of $165,432,985 (consisting of a net realized gain of $17,870,604 related to the distribution of gold bullion, a net realized loss of ($51,699) related to gold sold to pay expenses, and a net change in unrealized appreciation on investments in gold bullion of $147,614,080). Other than the Sponsor Fee, the Trust had no expenses during the three months ended March 31, 2026.

At March 31, 2026, the Custodian held 611,991.8 ounces of gold on behalf of the Trust in its vault, with a market value of $2,820,272,587 (cost: $1,719,879,082) based on the LBMA PM Gold Price at period end.

For the three months ended March 31, 2025, 7,581,000 Shares (303 Baskets) were created in exchange for 74,927.5 ounces of gold, and 153.4 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $30.78, due to a higher price of gold of $3,115.10 at period end which represented an increase of 19.3% from $2,610.85 at December 31, 2024.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At March 31, 2026 and 2025, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At March 31, 2026 and 2025, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 31, 2025 to March 31, 2026.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2025 – March 31, 2026

The average, high, low and end-of-period gold prices for each quarterly period from April 1, 2025 through March 31, 2026, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
January 1, 2026 to March 31, 2026	$4,872.89	$5,405.00	Jan. 29, 2026	$4,352.95	Jan. 2, 2026	$4,608.35	Mar. 31, 2026
October 1, 2025 to December 31, 2025	$4,135.24	$4,449.40	Dec. 23, 2025	$3,872.00	Oct. 1, 2025	$4,367.80	Dec. 31, 2025	(2)
July 1, 2025 to September 30, 2025	$3,456.54	$3,826.85	Sep. 29, 2025	$3,298.85	Jul. 31, 2025	$3,825.30	Sep. 30, 2025
April 1, 2025 to June 30, 2025	$3,280.35	$3,435.35	Jun. 13, 2025	$3,014.75	Apr. 7, 2025	$3,287.45	Jun. 30, 2025

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
(2)

December 31, 2025 was the last day of the fiscal year; however, no LBMA Gold Price PM was recorded on that date. Numbers provided are from LBMA Gold Price PM on December 30, 2025, the last price recorded for the fiscal year.

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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of March 31, 2026. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers concluded that the Trust’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Part II. OTHER INFORMATION.
Item 1. Legal Proceedings.
Not applicable.
Item 1A. Risk Factors.
The operations of the Trust are subject to numerous risks and uncertainties. As a result, the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in the 2025 Form
10-K
should be carefully considered. There have been no material changes in the assessment of the Trust’s risk factors from those set forth in the 2025 Form
10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) Not applicable.

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/26 to 1/31/26	0	$—
2/1/26 to 2/28/26	0	$—
3/1/26 to 3/31/26	700,000	$44.06

Total	700,000

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
of the Securities Act of 1933) for the fiscal quarter ended March 31, 2026.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

GOLDMAN SACHS ASSET MANAGEMENT, L.P.
Sponsor of Goldman Sachs Physical Gold ETF

By:	/s/ Alyson Shupe*
Alyson Shupe
Head of Global Product Strategy Group
(Principal Executive Officer)

By:	/s/ Joseph DiMaria*
Joseph DiMaria
Managing Director
(Principal Financial and Accounting Officer)

Date: May 11, 2026

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.