Form 10-Q
period 2026-06-30
Goldman Sachs Physical Gold ETF
filed 2026-08-07
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended
June 30
, 2026.
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
240 Greenwich Street
,
8th Floor
New York
,
New York
10286
(Address of principal executive offices) (Zip Code)
(
212
)
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
of the Exchange Act.). ☐ Yes
☒

No
The registrant had 61,055,722 outstanding shares as of August 3, 2026.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Investment in gold, at fair value (cost $1,720,671,471 and $1,590,130,354, respectively)	$2,400,232,142	$2,542,909,779

Total assets	2,400,232,142	2,542,909,779

Liabilities
Sponsor fee payable	380,832	380,937

Total liabilities	380,832	380,937

Net Assets	$2,399,851,310	$2,542,528,842

Shares issued and outstanding ( unli mited number of Shares authorized, no par value)	60,455,722	59,804,722
Net asset value per Share	$39.70	$42.51
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
June 30, 2026 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	596,175.4	$1,720,671,471	$2,400,232,142	100.02%

Total Investments		$1,720,671,471	$2,400,232,142	100.02%
Liabilities in excess of other assets			(380,832)	(0.02)%

Net Assets			$2,399,851,310	100.00%
December 31, 2025

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	590,283.0	$1,590,130,354	$2,542,909,779	100.01%

Total Investments		$1,590,130,354	$2,542,909,779	100.01%
Liabilities in excess of other assets			(380,937)	(0.01)%

Net Assets			$2,542,528,842	100.00%
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended June 30, 2026 (unaudited)	Three Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)
Expenses
Sponsor fee	$(1,232,300)	$(656,801)	$(2,545,199)	$(1,127,397)

Total expenses	(1,232,300)	(656,801)	(2,545,199)	(1,127,397)

Net investment loss	(1,232,300)	(656,801)	(2,545,199)	(1,127,397)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	69,139,537	22,098,194	87,010,141	22,098,194
Net realized gain (loss) on gold sold to pay expenses	(198,769)	(18,373)	(250,468)	(25,147)

Net realized gain	68,940,768	22,079,821	86,759,673	22,073,047

Net change in unrealized appreciation (depreciation) on investment in gold	(420,832,834)	48,719,664	(273,218,754)	237,048,971

Net realized and unrealized gain (loss) from operations	(351,892,066)	70,799,485	(186,459,081)	259,122,018

Net Increase (Decrease) in Net Assets resulting from operations	$(353,124,366)	$70,142,684	$(189,004,280)	$257,994,621

Net Increase (Decrease) in Net Assets resulting from operations per Share	$(5.74)	$1.55	$(3.07)	$6.24

Average number of Shares	61,493,359	45,136,430	61,630,302	41,363,929

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended June 30, 2026 (unaudited)	Three Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)
Net Assets, beginning of period	$2,819,811,797	$1,294,329,660	$2,542,528,842	$889,603,323

Creations	53,494,751	232,338,302	197,498,292	449,212,702
Redemptions	(120,330,872)	(52,634,108)	(151,171,544)	(52,634,108)

Net creations (redemptions)	(66,836,121)	179,704,194	46,326,748	396,578,594

Net investment loss	(1,232,300)	(656,801)	(2,545,199)	(1,127,397)
Net realized gain	68,940,768	22,079,821	86,759,673	22,073,047
Net change in unrealized appreciation (depreciation) on investments in gold	(420,832,834)	48,719,664	(273,218,754)	237,048,971

Net Assets, end of period	$2,399,851,310	$1,544,176,538	$2,399,851,310	$1,544,176,538

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended June 30, 2026 (unaudited)	Three Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$1,312,258	$616,701	$2,545,304	$1,043,511
Expenses – Sponsor’s fee paid	(1,312,258)	(616,701)	(2,545,304)	(1,043,511)

Net cash provided by operating activities	—	—	—	—

Increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	—	—	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase in net assets resulting from operations	$(353,124,366)	$70,142,684	$(189,004,280)	$257,994,621
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	1,312,258	616,701	2,545,304	1,043,511
Net realized (gain) loss	(68,940,768)	(22,079,821)	(86,759,673)	(22,073,047)
Net change in unrealized (appreciation) depreciation on investment in gold	420,832,834	(48,719,664)	273,218,754	(237,048,971)
Change in operating assets and liabilities:
Sponsor’s fee payable	(79,958)	40,100	(105)	83,886

Net cash provided by (used in) operating activities	$—	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$53,494,751	$232,338,302	$197,498,292	$449,212,702
Gold bullion distributed for Shares redeemed	$(120,330,872)	$(52,634,108)	$(151,171,544)	$(52,634,108)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended June 30, 2026 (unaudited)	Three Months Ended June 30, 2025 (unaudited)	Six Months Ended June 30, 2026 (unaudited)	Six Months Ended June 30, 2025 (unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$45.46	$30.78	$42.51	$25.81
Net investment loss (a)	(0.02)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	(5.74)	1.70	(2.77)	6.69

Change in net assets from operations	(5.76)	1.69	(2.81)	6.66

Net asset value per share, end of period	$39.70	$32.47	$39.70	$32.47

Market value per share, beginning of period	$46.19	$30.88	$42.55	$25.94

Market value per share, end of period	$39.57	$32.68	$39.57	$32.68

Total Return, at net asset value (b)	(12.67)%	5.49%	(6.61)%	25.80%
Total Return, at market value (b)	(14.33)%	5.83%	(7.00)%	25.98%
Net assets ($000’s)	$2,399,851	$1,544,177	$2,399,851	$1,544,177
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average Shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000
Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of June 30, 2026, each of Virtu Americas LLC, JPMorgan Chase Bank, N.A., and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
The statements of assets and liabilities and schedules of investments at June 30, 2026 and the statements of operations, of changes in net assets and of cash flows for the periods ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2026 have been made.
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
On each business day that the Cboe BZX Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. New York City time, the Trustee values the gold held by the Trust and determines the Net Asset Value of the Trust. The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than any amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. The reserve account, if established, will be a separate non-interest
bearing account with the Trustee or such other banking institution specified by the Sponsor, or if the Sponsor fails so to specify, as selected by the Trustee, in the name, and for the benefit, of the Trust, subject only to draft or order by the Trustee acting pursuant to the terms of the Trust Agreement. All gold is valued based on its fine troy ounce (“Fine Ounce”) content, calculated by multiplying the weight of gold by its purity. The same methodology is applied independent of the type of gold held by the Trust; similarly, the value of up to 430 Fine Ounces of unallocated gold the Trust may hold is calculated by multiplying the number of Fine ounces with the price of gold determined by the Trustee. The Trustee values the gold held by the Trust based on the LBMA Gold Price PM. The LBMA Gold Price PM is set at 3:00 p.m. London time via an auction independently operated and administered by ICE Benchmark Administration (“IBA”). The price is set in U.S. dollars per Fine Ounce. If no LBMA Gold Price PM is available for the required day, the Trustee uses the LBMA Gold Price AM. If no LBMA Gold Price PM or LBMA Gold Price AM is available for the day, the Trustee values the Trust’s gold based on the most recently announced LBMA Gold Price PM or LBMA Gold Price AM. If the Sponsor determines that such price is inappropriate to use, it must identify an alternate basis for evaluation to be employed by the Trustee. The Sponsor may instruct the Trustee to use a different price which is reasonably available to the Trustee at no cost to the Trustee that the Sponsor determines to represent fairly the commercial value of the Trust’s gold.
GAAP defines the fair value of a financial instrument as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price); the Trust’s policy is to use the market approach. GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these investments. The three levels of the fair value hierarchy are described below:
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
Level 3: Prices or valuations that require significant unobservable inputs (including the Sponsor’s assumptions in determining fair value measurement).
The Trustee categorizes the Trust’s investment in gold as a Level 1 asset within the ASC 820 hierarchy.
2.3. Expenses, Realized Gains and Losses
The Trust’s only ordinary recurring fee is the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to

0.18
% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee accrues daily based on the prior business day’s Net Asset Value and is payable in cash from the Trust property or the sale of gold in accordance with the Trust Agreement. Realized gains and losses result from the sale of gold for share redemptions and the sale of gold for the payment of Trust expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold sold or between the sale price and cost of gold sold. The cost of gold is determined using the specific identification method.

2.4. Gold Receivable and Payable
Gold receivable or payable, if any, represents the quantity of gold covered by contractually binding orders for the creation or redemption of shares, respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within a business day of the trade date.
2.5. Creations and Redemptions of Shares
The Trust issues and redeems Shares in one or more blocks of at least 25,000 shares (a block of 25,000 shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which is based on the combined fine ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.
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
Changes in the Shares during the three months ended June 30, 2026 and 2025 are:

	June 30, 2026	June 30, 2025
Beginning Share Balance	62,030,722	42,047,000
Creations (representing 47 and 286 Baskets, respectively)	1,175,000	7,157,722
Redemptions (representing 110 and 66 Baskets, respectively)	(2,750,000)	(1,650,000)

Ending Share Balance	60,455,722	47,554,722
Changes in the Shares during the six months ended June 30, 2026 and 2025 are:

	June 30, 2026	June 30, 2025
Beginning Share Balance	59,804,722	34,466,000
Creations (representing 164 and 590 Baskets, respectively)	4,101,000	14,738,722
Redemptions (representing 138 and 66 Baskets, respectively)	(3,450,000)	(1,650,000)

Ending Share Balance	60,455,722	47,554,722
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7. Segment Reporting
Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. A managing director of the Sponsor, who performs functions similar to those the principal financial officer of the Trust would perform if the Trust had officers, acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with the Trust’s prospectus. The Trust operates as a single operating and reporting segment. The segment derives its revenues from Trust investments made in accordance with the investment objective of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with that presented within the Trust’s financial statements. The Trust’s financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended June 30, 2026:

	Amount in ounces	Amount in US$
Balance at March 31, 2026	611,991.8	$2,820,272,587
Creations	11,587.5	53,494,751
Redemptions	(27,119.2)	(120,330,872)
Net realized gain (loss) from gold bullion distributed for redemptions	—	69,139,537
Transfer of gold to pay expenses	(284.7)	(1,312,258)
Net realized gain (loss) from gold sold to pay expenses	—	(198,769)
Change in unrealized appreciation (depreciation) on investment in gold	—	(420,832,834)

Balance at June 30, 2026	596,175.4	$2,400,232,142
The following represents the changes in ounces of gold and the respective fair value during the six months ended June 30, 2026:

	Amount in ounces	Amount in US$
Balance at December 31, 2025	590,283.0	$2,542,909,779
Creations	40,459.7	197,498,292
Redemptions	(34,024.5)	(151,171,544)
Net realized gain (loss) from gold bullion distributed for redemptions	—	87,010,141
Transfer of gold to pay expenses	(542.8)	(2,545,304)
Net realized gain (loss) from gold sold to pay expenses	—	(250,468)
Change in unrealized appreciation (depreciation) on investment in gold	—	(273,218,754)

Balance at June 30, 2026	596,175.4	$2,400,232,142
4. RELATED PARTIES – SPONSOR, TRUSTEE, CUSTODIAN AND MARKETING FEES
A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement.
The
Sponsor’s Fee is payable at an annualized rate of 0.18%
of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior business day’s Net Asset Value and paid in cash monthly in arrears. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and be responsible for the payment of the following expenses, up to the Fee Cap (as defined below): fees for the Trustee’s ordinary services and reimbursement of its ordinary out-of-pocket
expenses; the Custodian’s fees and expenses reimbursable to the Custodian pursuant to the Custody Agreement; the marketing expenses of the Trust; the listing fees of the Trust on the Cboe BZX Exchange; registration fees associated with the Trust charged by the SEC; printing and mailing costs; expenses for the maintenance of any website of the Trust; audit fees and expenses; routine legal fees and expenses associated with the ordinary course of the Trust’s operations; and the expense of the first two examinations of the Custodian’s records relating to the unallocated account and the first two audits of the Physical Gold held in the allocated account during any fiscal year (with the expense of any further examinations or audits during such fiscal year to be an expense of the Trust). The Sponsor shall not be responsible for any other expenses, including litigation expenses associated with the Trust, taxes and other governmental charges (except and solely to the extent as may otherwise be agreed to in writing between the Sponsor and the Custodian), the Trustee’s expenses not reimbursed by the Sponsor pursuant to the Trust Agreement, indemnification of the Trustee or the Sponsor pursuant to the Trust Agreement, any expenses that are in excess of the Fee Cap, extraordinary expenses incurred on behalf of the T
r
ust, and otherwise as set forth in the Trust Agreement. Extraordinary expenses shall include any fixing fees charged in connection with sales of gold required by applicable law or regulation or required upon termination of the Trust. The Fee Cap is a maximum amount equal to the greater of

$
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
6. INDEMNIFICATION
The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders, agents and affiliates (as defined under the Securities Act of 1933, as amended) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee’s indemnification obligations under these agreements), or otherwise by reason of the Trustee’s acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of the Trust Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services the Custodian may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) this paragraph. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.
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

In addition, the Trustee or the Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in re sp
ect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Trustee or the Sponsor, as the case may be, shall be entitled to reimbursement by the Trust. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.
7. SUBSEQUENT EVENTS
Management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the date the financial statements were issued. Management has determined that there are no material events that require disclosure in the Trust’s financial statements through this date.

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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of June 30, 2026, each of Virtu Americas LLC and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

The Net Asset Value of the Trust is the aggregate value of gold and other assets, if any, of the Trust (other than amounts credited to the Trust’s reserve account, if any) including cash, if any, less liabilities of the Trust, which include estimated accrued but unpaid fees, expenses and other liabilities. The reserve account, if established, will be a separate non-interest bearing account with the Trustee or such other banking institution specified by the Sponsor, or if the Sponsor fails so to specify, as selected by the Trustee, in the name, and for the benefit, of the Trust, subject only to draft or order by the Trustee acting pursuant to the terms of the Trust Agreement. The Trustee holds in such account all cash that it has credited to such account to reflect the reserves for taxes or other governmental charges and other contingent liabilities payable out of the Trust that the Trustee has determined from time to time to be required by GAAP. The Trustee determines the Net Asset Value per Share by dividing the Net Asset Value of the Trust by the number of the Shares outstanding as of the close of trading on the Cboe BZX Exchange (which includes the net number of any Shares deemed created or redeemed on such evaluation day).

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

Results of Operations

Three and Six Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, 1,175,000 Shares (47 Baskets) were created in exchange for 11,587.5 ounces of gold, 2,750,000 Shares (110 Baskets) were redeemed in exchange for 27,119.2 ounces of gold, and 284.7 ounces of gold were sold to pay expenses. For the six months ended June 30, 2026, 4,101,000 Shares (164 Baskets) were created in exchange for 40,459.7 ounces of gold, 3,450,000 Shares (138 Baskets) were redeemed in exchange for 34,024.5 ounces of gold, and 542.8 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $39.70 compared to $45.46 at March 31, 2026 and $42.51 at December 31, 2025. The change in the NAV per Share was due to a change in the price of gold to $4,026.05 at period end, which represented a decrease of 12.64% from $4,608.35 at March 31, 2026 and a decrease of 7.82% from the PM price of $4,367.80 on December 30, 2025.

For the three months ended June 30, 2025, 7,157,722 Shares (286 Baskets) were created in exchange for 70,717.0 ounces of gold, 1,650,000 Shares (66 Baskets) were redeemed in exchange for 16,301.0 ounces of gold, and 190.1 ounces of gold were sold to pay expenses. For the six months ended June 30, 2025, 14,738,722 Shares (590 Baskets) were created in exchange for 145,644.5 ounces of gold, 1,650,000 Shares (66 Baskets) were redeemed in exchange for 16,301.0 ounces of gold, and 343.5 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $32.47 compared to $30.78 at March 31, 2025 and $25.81 at December 31, 2024. The change in the NAV per Share was due to a change in the price of gold to $3,287.45 at period end, which represented an increase of 5.53% from $3,115.10 at March 31, 2025 and an increase of 25.91% from the AM price of $2,610.85 on December 31, 2024.

At June 30, 2026, the Custodian held 596,175.4 ounces of gold on behalf of the Trust in its vault, with a market value of $2,400,232,142 (cost: $1,720,671,471) based on the LBMA PM Gold Price at period end.

At June 30, 2025, the Custodian held 469,786.6 ounces of gold on behalf of the Trust in its vault, with a market value of $1,544,399,965 (cost: $1,118,918,030) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended June 30, 2026 was $(353,124,366) which was due to (i) the Sponsor Fee of $(1,232,300) and (ii) a net realized and unrealized loss of $(351,892,066) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $69,139,537, a net realized loss on gold sold to pay expenses of $(198,769) and a net change in unrealized appreciation on investments in gold bullion of $(420,832,834). Other than the Sponsor Fee, the Trust had no expenses during the three months ended June 30, 2026.

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

The change in net assets from operations for the six months ended June 30, 2026 was $(189,004,280), which was due to (i) the Sponsor Fee of $(2,545,199) and (ii) a net realized and unrealized loss of $(186,459,081) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $87,010,141, a net realized loss on gold transferred to pay expenses of $(250,468) and a net change in unrealized appreciation on investments in gold bullion of $(273,218,754). Other than the Sponsor Fee, the Trust had no expenses during the six months ended June 30, 2026.

The change in net assets from operations for the six months ended June 30, 2025 was $257,994,621, which was due to (i) the Sponsor Fee of $(1,127,397) and (ii) a net realized and unrealized gain of $259,122,018 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $22,098,194, a net realized loss on gold sold to pay expenses of $(25,147) and a net change in unrealized appreciation on investments in gold bullion of $237,048,971. Other than the Sponsor Fee, the Trust had no expenses during the six months ended June 30, 2025.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At June 30, 2026 and 2025, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At June 30, 2026 and 2025, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 31, 2025 to June 30, 2026.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2025 – June 30, 2026

The average, high, low and end-of-period gold prices for each quarterly period from July 1, 2025 through June 30, 2026, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
April 1, 2026 to June 30, 2026	$4,506.29	$4,870.50	Apr. 17, 2026	$4,001.80	Jun. 25, 2026	$4,026.05	Jun. 30, 2026
January 1, 2026 to March 31, 2026	$4,872.89	$5,405.00	Jan. 29, 2026	$4,352.95	Jan. 2, 2026	$4,608.35	Mar. 31, 2026
October 1, 2025 to December 31, 2025	$4,135.24	$4,449.40	Dec. 23, 2025	$3,872.00	Oct. 1, 2025	$4,367.80	Dec. 31, 2025	(2)
July 1, 2025 to September 30, 2025	$3,456.54	$3,826.85	Sep. 29, 2025	$3,298.85	Jul. 31, 2025	$3,825.30	Sep. 30, 2025

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of June 30, 2026. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 110 Baskets (2,750,000 Shares) during the fiscal quarter ended June 30, 2026 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/26 to 4/30/26	450,000	$47.57
5/1/26 to 5/31/26	650,000	$45.73
6/1/26 to 6/30/26	1,650,000	$41.94

Total	2,750,000

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
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K)
for the fiscal quarter ended June 30, 2026.
Item 6. Exhibits.
See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

4.1	First Amended and Restated Depository Trust Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on December 14, 2020)

4.2	Form of Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form S-1 filed on April 20, 2018)

4.3	Form Amendment to the Form Authorized Participant Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on December 14, 2020)

4.4	Form of Certificate of Shares of the Trust (included as Exhibit A to the First Amended and Restated Depository Trust Agreement)

10.1	Allocated Gold Account Agreement (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on December 14, 2020)

10.2	Unallocated Gold Account Agreement (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on December 14, 2020)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

GOLDMAN SACHS ASSET MANAGEMENT, L.P.
Sponsor of Goldman Sachs Physical Gold ETF

By:	/s/ Alyson Shupe*
Alyson Shupe
Head of Global Product Strategy Group
(Principal Executive Officer)

By:	/s/ Joseph DiMaria*
Joseph DiMaria
Managing Director
(Principal Financial and Accounting Officer)

Date: August 7, 2026

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.