Form 10-Q
period 2026-09-30
Goldman Sachs Physical Gold ETF
filed 2026-11-06
CIK 1708646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2026.
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
Attention: Investor Relations
c/o Goldman Sachs Asset Management, L.P.
200 West Street, 15th Floor New York,
NY
10282
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended tran
sition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 64,363,722 outstanding shares as of November 2,
2026
.

Goldman Sachs Physical Gold ETF

Part I. FINANCIAL INFORMATION.
Item 1. Unaudited Financial Statements.
Goldman Sachs Physical Gold ETF

Goldman Sachs Physical Gold ETF
Statements of Assets and Liabilities

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Investment in gold, at fair value (cost $1,930,889,826 and $1,590,130,354, respectively)	$2,684,514,473	$2,542,909,779

Total assets	2,684,514,473	2,542,909,779

Liabilities
Sponsor fee payable	413,455	380,937

Total liabilities	413,455	380,937

Net Assets	$2,684,101,018	$2,542,528,842

Shares issued and outstanding ( unli mited number of Shares authorized, no par value)	65,213,722	59,804,722
Net asset value per Share	$41.16	$42.51
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Schedules of Investments
September 30, 2026 (unaudited)

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	642,797.3	$1,930,889,826	$2,684,514,473	100.02%

Total Investments		$1,930,889,826	$2,684,514,473	100.02%
Liabilities in excess of other assets			(413,455)	(0.02)%

Net Assets			$2,684,101,018	100.00%
December 31, 2025

	Ounces	Cost	Fair Value	% of Net Assets
Investment in gold, at fair value	590,283.0	$1,590,130,354	$2,542,909,779	100.01%

Total Investments		$1,590,130,354	$2,542,909,779	100.01%
Liabilities in excess of other assets			(380,937)	(0.01)%

Net Assets			$2,542,528,842	100.00%
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Operations

	Three Months Ended September 30, 2026 (unaudited)	Three Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2026 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)
Expenses
Sponsor fee	$(1,195,103)	$(758,528)	$(3,740,302)	$(1,885,925)

Total expenses	(1,195,103)	(758,528)	(3,740,302)	(1,885,925)

Net investment loss	(1,195,103)	(758,528)	(3,740,302)	(1,885,925)

Net realized and unrealized gain (loss)
Net realized gain (loss) on gold bullion distributed for redemptions	6,627,708	—	93,637,849	22,098,194
Net realized gain (loss) on gold sold to pay expenses	(321,041)	(7,913)	(571,509)	(33,060)

Net realized (loss) gain	6,306,667	(7,913)	93,066,340	22,065,134

Net change in unrealized appreciation (depreciation) on investment in gold	74,063,976	265,498,735	(199,154,778)	502,547,706

Net realized and unrealized gain (loss) from operations	80,370,643	265,490,822	(106,088,438)	524,612,840

Net Increase (Decrease) in Net Assets resulting from operations	$79,175,540	$264,732,294	$(109,828,740)	$522,726,915

Net Increase (Decrease) in Net Assets resulting from operations per Share	$1.26	$5.39	$(1.77)	$11.88

Average number of Shares	62,598,439	49,111,787	61,956,561	43,982,987

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Changes in Net Assets

	Three Months Ended September 30, 2026 (unaudited)	Three Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2026 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)
Net Assets, beginning of period	$2,399,851,310	$1,544,176,538	$2,542,528,842	$889,603,323

Creations	217,287,817	160,850,360	414,786,109	610,063,062
Redemptions	(12,213,649)	—	(163,385,193)	(52,634,108)

Net creations (redemptions)	205,074,168	160,850,360	251,400,916	557,428,954

Net investment loss	(1,195,103)	(758,528)	(3,740,302)	(1,885,925)
Net realized gain (loss)	6,306,667	(7,913)	93,066,340	22,065,134
Net change in unrealized appreciation (depreciation) on investments in gold	74,063,976	265,498,735	(199,154,778)	502,547,706

Net Assets, end of period	$2,684,101,018	$1,969,759,192	$2,684,101,018	$1,969,759,192

See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Statements of Cash Flows

	Three Months Ended September 30, 2026 (unaudited)	Three Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2026 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$1,162,480	$710,396	$3,707,784	$1,753,907
Expenses – Sponsor’s fee paid	(1,162,480)	(710,396)	(3,707,784)	(1,753,907)

Net cash provided by operating activities	—	—	—	—

Increase (decrease) in cash	—	—	—	—
Cash, beginning of period	—	—	—	—

Cash, end of period	—	—	—	—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$79,175,540	$264,732,294	$(109,828,740)	$522,726,915
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Proceeds from gold bullion sold to pay expenses	1,162,480	710,396	3,707,784	1,753,907
Net realized (gain) loss	(6,306,667)	7,913	(93,066,340)	(22,065,134)
Net change in unrealized (appreciation) depreciation on investment in gold	(74,063,976)	(265,498,735)	199,154,778	(502,547,706)
Change in operating assets and liabilities:
Sponsor’s fee payable	32,623	48,132	32,518	132,018

Net cash provided by (used in) operating activities	$—	$—	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$217,287,817	$160,850,360	$414,786,109	$610,063,062
Gold bullion distributed for Shares redeemed	$(12,213,649)	$—	$(163,385,193)	$(52,634,108)
See notes to unaudited financial statements.

Goldman Sachs Physical Gold ETF
Financial Highlights

	Three Months Ended September 30, 2026 (unaudited)	Three Months Ended September 30, 2025 (unaudited)	Nine Months Ended September 30, 2026 (unaudited)	Nine Months Ended September 30, 2025 (unaudited)
Per Share Performance (for a share outstanding throughout each period)
Net asset value per share, beginning of period	$39.70	$32.47	$42.51	$25.81
Net investment loss (a)	(0.02)	(0.02)	(0.06)	(0.04)
Net realized and unrealized gain (loss) on investment in gold	1.48	5.32	(1.29)	12.00

Change in net assets from operations	1.46	5.30	(1.35)	11.96

Net asset value per share, end of period	$41.16	$37.77	$41.16	$37.77

Market value per share, beginning of period	$39.57	$32.68	$42.55	$25.94

Market value per share, end of period	$40.96	$38.12	$40.96	$38.12

Total Return, at net asset value (b)	3.67%	16.32%	(3.18)%	46.34%
Total Return, at market value (b)	3.51%	16.65%	(3.74)%	46.95%
Net assets ($000’s)	$2,684,101	$1,969,759	$2,684,101	$1,969,759
Ratios to average net assets (c)
Net investment loss	(0.18)%	(0.18)%	(0.18)%	(0.18)%

Total expenses	(0.18)%	(0.18)%	(0.18)%	(0.18)%

(a)	Calculated using average Shares outstanding.
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
Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2026, each of Virtu Americas LLC, J.P. Morgan Securities LLC., and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.
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
The statements of assets and liabilities and schedules of investments at September 30, 2026 and the statements of operations, of changes in net assets and of cash flows for the periods ended September 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2026 have been made.
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
2.3. Expenses, Realized Gains and Losses
The Trust’s only ordinary recurring fee is the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.18% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee accrues daily based on the prior business day’s Net Asset Value and is payable in cash from the Trust property or the gold distributed in accordance with the Trust Agreement. Realized gains and losses result from the sale of gold for share redemptions and the gold distributed for the payment of Trust expenses and are recognized on a trade date basis as the difference between the fair value and cost of gold sold or between the sale price and cost of gold distributed. The cost of gold is determined using the specific identification method.
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
Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either a Sponsor or the Trust, and no such entity has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.
Changes in the Shares during the three months ended September 30, 2026 and 2025 are:

	September 30, 2026	September 30, 2025
Beginning Share Balance	60,455,722	47,554,722
Creations (representing 202 and 184 Baskets, respectively)	5,058,000	4,600,000
Redemptions (representing 12 and – Baskets, respectively)	(300,000)	—

Ending Share Balance	65,213,722	52,154,722
Changes in the Shares during the nine months ended September 30, 2026 and 2025 are:

	September 30, 2026	September 30, 2025
Beginning Share Balance	59,804,722	34,466,000
Creations (representing 366 and 774 Baskets, respectively)	9,159,000	19,338,722
Redemptions (representing 150 and 66 Baskets, respectively)	(3,750,000)	(1,650,000)

Ending Share Balance	65,213,722	52,154,722
2.6. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
2.7. Segment Reporting
Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. A managing director of the Sponsor, who performs functions similar to those the principal financial officer of the Trust would perform if the Trust had officers, acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with the Trust’s prospectus. The Trust operates as a single operating and reporting segment. The segment derives its realized and unrealized gains and losses from Trust investments made in accordance with the investment objective of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with that presented within the Trust’s financial statements. The Trust’s financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses.

3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold and the respective fair value during the three months ended September 30, 2026:

	Amount in ounces	Amount in US$
Balance at June 30, 2026	596,175.4	$2,400,232,142
Creations	49,859.4	217,287,817
Redemptions	(2,957.9)	(12,213,649)
Net realized gain (loss) from gold bullion distributed for redemptions		6,627,708
Transfer of gold to pay expenses	(279.6)	(1,162,480)
Net realized gain (loss) from gold sold to pay expenses	—	(321,041)
Change in unrealized appreciation (depreciation) on investment in gold	—	74,063,976

Balance at September 30, 2026	642,797.3	$2,684,514,473
The following represents the changes in ounces of gold and the respective fair value during the nine months ended September 30, 2026:

	Amount in ounces	Amount in US$
Balance at December 31, 2025	590,283.0	$2,542,909,779
Creations	90,319.1	414,786,109
Redemptions	(36,982.4)	(163,385,193)
Net realized gain (loss) from gold bullion distributed for redemptions		93,637,849
Transfer of gold to pay expenses	(822.4)	(3,707,784)
Net realized gain (loss) from gold sold to pay expenses		(571,509)
Change in unrealized appreciation (depreciation) on investment in gold		(199,154,778)

Balance at September 30, 2026	642,797.3	$2,684,514,473
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
6. INDEMNIFICATION
The Trust Agreement provides that the Trustee, its directors, officers, employees, shareholders, agents and affiliates (as defined under the Securities Act of 1933, as amended) shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Trust Agreement and under each other agreement entered into by the Trustee in furtherance of the administration of the Trust (including the Custody Agreement and any Authorized Participant Agreement, including the Trustee’s indemnification obligations under these agreements), or otherwise by reason of the Trustee’s acceptance or administration of the Trust to the extent such loss, liability or expense was incurred without (i) gross negligence, bad faith, willful misconduct or willful malfeasance on the part of such indemnified party in connection with the performance of its obligations under the Trust Agreement or any such other agreement, or any actions taken in accordance with the provisions of the Trust Agreement or any such other agreement, or (ii) reckless disregard on the part of such indemnified party of its obligations and duties under the Trust Agreement or any such other agreement. Each indemnified party shall be indemnified from the Trust and held harmless against any loss, liability or expense (including the reasonable fees and expenses of counsel) arising out of or in connection with any services the Custodian may, directly or indirectly, separately offer or provide to any beneficial owner. Such indemnities shall include payment from the Trust of the reasonable costs and expenses incurred by such indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor, provided that such indemnified party shall repay to the Trust the amount of any such reasonable costs and expenses paid by the Trust to the extent it may be ultimately determined that such indemnified party was not entitled to be indemnified under the Trust Agreement because clause (i) or clause (ii) of this paragraph. Any amounts payable to an indemnified party may be payable in advance or shall be secured by a lien on the Trust.
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

Physical gold that the Trust holds consists of gold bullion that meets the specifications for “good delivery” gold bars (“London Good Delivery Standards”), including the specifications for weight, dimension, fineness (or purity), identifying marks and appearance of gold bars, set forth in the good delivery rules promulgated by the London Bullion Market Association (“LBMA”). The Trust issues the Shares in blocks of at least 25,000 Shares called “Baskets” in exchange for gold from certain registered broker-dealers or other securities market participants (the “Authorized Participants”), which is then allocated as physical gold and stored by the Custodian. The Trust issues and redeems Baskets on an ongoing basis at net asset value (“NAV” or “Net Asset Value”) to and from Authorized Participants who have entered into a contract with the Sponsor and the Trustee. As of September 30, 2026, each of Virtu Americas LLC, J.P. Morgan Securities LLC., and Goldman Sachs & Co. LLC has signed an Authorized Participant Agreement with the Sponsor and the Trustee, and may create and redeem Baskets.

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

Results of Operations

Three and Nine Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, 5,058,000 Shares (202 Baskets) were created in exchange for 49,859.4 ounces of gold, 300,000 Shares (12 Baskets) were redeemed in exchange for 2,957.9 ounces of gold, and 279.6 ounces of gold were sold to pay expenses. For the nine months ended September 30, 2026, 9,159,000 Shares (366 Baskets) were created in exchange for 90,319.1 ounces of gold, 3,750,000 Shares (150 Baskets) were redeemed in exchange for 36,982.4 ounces of gold, and 822.4 ounces of gold were sold to pay expenses. The Trust’s NAV per Share ended the period at $41.16 compared to $39.70 at June 30, 2026 and $42.51 at December 31, 2025. The change in the NAV per Share was due to a change in the price of gold to $4,176.30 at period end, which represented an increase of 3.73% from $4,026.05 at June 30, 2026 and a decrease of 4.38% from the PM price of $4,367.80 on December 30, 2025.

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

At September 30, 2026, the Custodian held 642,797.3 ounces of gold on behalf of the Trust in its vault, with a market value of $2,684,514,473 (cost: $1,930,889,826) based on the LBMA PM Gold Price at period end.

At September 30, 2025, the Custodian held 515,000.3 ounces of gold on behalf of the Trust in its vault, with a market value of $1,970,030,751 (cost: $1,279,050,081) based on the LBMA PM Gold Price at period end.

The change in net assets from operations for the three months ended September 30, 2026 was $79,175,540, which was due to (i) the Sponsor Fee of $(1,195,103) and (ii) a net realized and unrealized gain of $80,370,643 from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $6,627,708, a net realized loss on gold sold to pay expenses of $(321,041) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $74,063,976. Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2026.

The change in net assets from operations for the three months ended September 30, 2025 was $264,732,294, which was due to (i) the Sponsor Fee of $(758,528) and (ii) a net realized and unrealized gain of $265,490,822 from operations, which in turn resulted from a net realized loss on gold sold to pay expenses of $(7,913) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $265,498,735. Other than the Sponsor Fee, the Trust had no expenses during the three months ended September 30, 2025.

The change in net assets from operations for the nine months ended September 30, 2026 was $(109,828,740), which was due to (i) the Sponsor Fee of $(3,740,302) and (ii) a net realized and unrealized loss of $(106,088,438) from operations, which in turn resulted from a net realized gain on gold distributed for redemptions of $93,637,849, a net realized loss on gold transferred to pay expenses of $(571,509) and a net change in unrealized appreciation/depreciation on investments in gold bullion of $(199,154,778). Other than the Sponsor Fee, the Trust had no expenses during the nine months ended September 30, 2026.

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

The Trustee will, when directed by the Sponsor, and, in the absence of such direction may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of the Trust’s extraordinary expenses not assumed by the Sponsor. At September 30, 2026 and 2025, the Trust did not have any cash balances.

Off-Balance Sheet Arrangement

At September 30, 2026 and 2025, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Trust’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from December 31, 2025 to September 30, 2026.

Source: Bloomberg, LBMA Gold Price PM USD, December 31, 2025 – September 30, 2026

The average, high, low and end-of-period gold prices for each quarterly period from October 1, 2025 through September 30, 2026, based on the LBMA PM Gold Price were:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 1, 2026 to September 30, 2026	$4,258.61	$4,663.70	Aug. 24, 2026	$3,993.55	July 16, 2026	$4,176.30	Sept. 30, 2026
April 1, 2026 to June 30, 2026	$4,506.29	$4,870.50	Apr. 17, 2026	$4,001.80	Jun. 25, 2026	$4,026.05	Jun. 30, 2026
January 1, 2026 to March 31, 2026	$4,872.89	$5,405.00	Jan. 29, 2026	$4,352.95	Jan. 02, 2026	$4,608.35	Mar. 31, 2026
October 1, 2025 to December 31, 2025	$4,135.24	$4,449.40	Dec. 23, 2025	$3,872.00	Oct. 1, 2025	$4,367.80	Dec. 31, 2025	(2)

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period. This is in accordance with the Trust Agreement and the basis used for calculating the NAV of the Trust.
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

Under the supervision and with the participation of such duly authorized officers of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of September 30, 2026. Based on this evaluation, the duly authorized officers of the Sponsor, who perform functions similar to those the principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, concluded that the Trust’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in the Trust’s internal control over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets, the Trust redeemed 12 Baskets (300,000 Shares) during the fiscal quarter ended September 30, 2026 as set forth in the table below:

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/26 to 7/31/26	300,000	$40.71
8/1/26 to 8/31/26	—	$—
9/1/26 to 9/30/26	—	$—

Total	300,000

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
for the fiscal quarter ended September 30, 2026.
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

Date: November 6, 2026

*	The Registrant is a trust and the persons are signing in their capacities as Managing Directors of Goldman Sachs Asset Management, L.P., the Sponsor of the Registrant.